Form 10QSB
period 1996-04-30
UNCLE BS BAKERY INC
filed 1996-06-14
CIK 911886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
             (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended      April 30, 1996
                                                     ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period From ____________to_______________________
               Commission file number   0-22556
                                     ----------------------

                            Uncle B's Bakery, Inc.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Iowa                                     42-1267239
- - -------------------------------------       ------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


                  441 Dubuque Street, Ellsworth, Iowa  50075
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (515) 836-4000
- - --------------------------------------------------------------------------------
                          (Issuer's telephone number)

- - --------------------------------------------------------------------------------
   (Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X      No
                                                              -----      -----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes          No
                                                    --------    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,545,147 shares as of May 31, 1996.

                                     INDEX
                             UNCLE B'S BAKERY, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed Balance Sheets - April 30, 1996 and July 31, 1995

  Condensed Statements of Operations - Three months ended April 30, 1996 and 1995; Nine months ended April 30, 1996 and 1995.

  Condensed Statements of Cash Flows - Nine months ended April 30, 1996 and 1995.

  Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
- - ------------------------------

                             UNCLE B'S BAKERY, INC.
                            CONDENSED BALANCE SHEETS

                                                 APRIL 30      JULY 31
                                                   1996          1995
                                               -----------   -----------
                                               (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                    $    91,138   $   164,060
  Accounts receivable                            1,483,532     1,043,440
  Inventories-Note 2                               569,241       614,148
  Prepaid expenses                                  74,442       140,240
                                               -----------   -----------
Total current assets                             2,218,353     1,961,888

Property, plant and equipment                   13,716,902     9,612,233
Less accumulated depreciation                    2,620,123     1,977,338
                                               -----------   -----------
  Net property, plant and equipment             11,096,779     7,634,895

Intangible assets and deferred costs, net-
  Note 3                                           495,059     1,938,498
                                               -----------   -----------
Total assets                                   $13,810,191   $11,535,281
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 1,674,935   $ 1,545,108
  Accrued expenses                                 310,133       307,854
  Long-term debt due within one year               105,000       100,000
                                               -----------   -----------
Total current liabilities                        2,090,068     1,952,962

Long-term debt due after one year                8,765,073     4,844,220

Stockholders' equity
  Common stock, $.01 par value:  40,000,000
   shares authorized, 3,545,147 shares
   issued and outstanding                           35,451        35,451
  Additional paid-in capital                     7,738,813     7,738,813
  Deficit                                       (4,819,214)   (3,036,165)
                                               -----------   -----------
Total stockholders' equity                       2,955,050     4,738,099
                                               -----------   -----------

Total liabilities and stockholders' equity     $13,810,191   $11,535,281
                                               ===========   ===========

Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        APRIL 30                   APRIL 30
                                                   1996         1995         1996          1995
                                                   ----         ----         ----          ----
Net sales                                       $4,513,563   $4,023,180   $13,089,318   $11,181,350
Cost of goods sold-Note 4                        2,308,266    2,148,156     6,795,505     5,977,412
                                                ----------   ----------   -----------   -----------
     Gross profit                                2,205,297    1,875,024     6,293,813     5,203,938

Distribution expense                               386,137      343,158     1,127,099       961,172
Selling, general and
      administrative expense-Note 4              1,793,390    1,396,051     5,178,532     3,820,536
                                                ----------   ----------   -----------   -----------
                                                 2,179,527    1,739,209     6,305,631     4,781,708
                                                ----------   ----------   -----------   -----------
Income (loss) from operations                       25,770      135,815       (11,818)      422,230

Other income (expense):
     Interest expense                             (121,899)     (85,496)     (378,731)     (233,387)
     Other                                           6,679        7,477        13,552        28,217
                                                ----------   ----------   -----------   -----------
                                                  (115,220)     (78,019)     (365,179)     (205,170)
                                                ----------   ----------   -----------   -----------
Income (loss) before income taxes
      and cumulative effect of
      accounting change                            (89,450)      57,796      (376,997)      217,060

Income taxes                                             -            -             -             -
                                                ----------   ----------   -----------   -----------
Income (loss) before cumulative
     effect of accounting change                   (89,450)      57,796      (376,997)      217,060
Cumulative effect to July 31, 1995
     of accounting change-Note 3                         -            -    (1,406,050)            -
                                                ----------   ----------   -----------   -----------
Net income (loss)                               $  (89,450)  $   57,796   $(1,783,047)  $   217,060
                                                ==========   ==========   ===========   ===========

Earnings per share:
     Income (loss) before cumulative
      effect of accounting change                    (0.03)        0.02         (0.10)         0.06
     Cumulative effect of accounting
      change                                             -            -         (0.40)            -
     Net income (loss)                               (0.03)        0.02         (0.50)         0.06

Pro forma amounts, assuming the new
        accounting method is applied
        retroactively:
     Net income (loss)                          $  (89,450)  $   27,999   $  (376,997)  $   (14,225)
                                                ==========   ==========   ===========   ===========

     Net income (loss) per share                $    (0.03)  $     0.01   $     (0.10)  $     (0.00)

Weighted average number of common
        and common equivalent
        shares outstanding                       3,545,147    3,545,249     3,545,147     3,579,741
                                                ==========   ==========   ===========   ===========

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   NINE MONTHS ENDED APRIL 30
                                                   ---------------------------
                                                        1996         1995
                                                        ----         ----
OPERATING ACTIVITIES
  Net income (loss)                                 $(1,783,047)  $   217,060
  Cumulative effect of accounting change              1,406,050             -
  Depreciation and amortization                         705,330       963,466
  Gain on sale of equipment                              (2,000)            -
  Change in operating assets and liabilities           (197,283)     (573,010)
                                                    -----------   -----------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                  129,050       607,516

INVESTING ACTIVITIES
  Net additions of property, plant
     and equipment                                   (4,123,585)     (701,543)
  Proceeds from sale of equipment                         2,000             -
  Payments for other assets                              (6,240)     (701,938)
                                                    -----------   -----------

NET CASH USED BY INVESTING ACTIVITIES                (4,127,825)   (1,403,481)

FINANCING ACTIVITIES
  Proceeds from revolving note payable                        -       808,594
  Payments of revolving note payable                          -        (8,594)
  Proceeds from long-term debt                        4,077,304             -
  Payments of long-term debt                           (151,451)     (242,667)
                                                    -----------   -----------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                3,925,853       557,333
                                                    -----------   -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                  (72,922)     (238,632)

Cash and cash equivalents at beginning
  of period                                             164,060       344,373
                                                    -----------   -----------

Cash and cash equivalents at end
  of period                                         $    91,138   $   105,741
                                                    ===========   ===========

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1995.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                         April 30  July 31
                                           1996      1995
                                         --------  --------
Raw ingredients and packaging            $411,212  $445,614
Finished goods                            158,029   168,534
                                         --------  --------
 Total inventories                       $569,241  $614,148
                                         ========  ========


NOTE 3 - CHANGE IN ACCOUNTING METHOD

Effective August 1, 1995, the Company changed its method of accounting for new account allowances (fees paid to customers to obtain retail shelf or warehouse space) from the capitalization method (with amortization over 12-36 months) to expensing the costs as incurred. The change was made to conform with predominant industry practice and because the new method is more practical to account for and will reflect more conservative accounting. The change has been applied retroactively to costs paid in prior years and results in a cumulative effect adjustment of $1,406,050 (no income tax effect) which is included in the net loss for the first quarter ended October 31, 1995. The effect of the change was to decrease the net loss for the three months ended April 30, 1996 by approximately $340,000 ($0.10 per share); the effect on the nine months ended April 30, 1996 was to decrease the loss before cumulative effect of accounting change by approximately $833,000 ($0.23 per share) and to increase the net loss by approximately $573,000 ($0.16 per share). The pro forma amounts reflect the effect of the retroactive application of the change in the three months and nine months ended April 30, 1995, had the new method been in effect during those periods.

NOTE 4 - ECONOMIC DEVELOPMENT AND TRAINING INCENTIVES

In October 1995, the Company received economic development incentives from certain governmental agencies totaling $500,000 in cash, including a $375,000 incentive and a $125,000 forgivable loan. The $375,000 was recorded in income for the three months ended October 31, 1995 as a reduction to cost of goods sold ($275,000) and selling, general and administrative expense ($100,000). The $125,000 loan was recorded as long-term debt, and may be forgiven if certain additional employment levels are met in the future. In connection with these incentive awards, the Company is contingently liable to repay a portion of the incentive if its employment level declines below a specified number prior to January 1998.

In January 1996, the Company was also awarded a new jobs training incentive totaling up to $150,000. In the third quarter ended April 30, 1996 and second quarter ended January 31, 1996, $37,000 and $50,000, respectively, of the incentive had been earned and was recorded as a reduction of cost of goods sold.

                             UNCLE B'S BAKERY, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS:
- - ---------------------------------------------

RESULTS OF OPERATIONS

Net sales increased 12.2% in the third quarter ended April 30, 1996 to $4,513,600, an increase of $490,400 over the same period of the prior year. Year to date net sales for the first nine months were $13,089,300, an increase of 17.1% over the same period of the prior year. The revenue growth for both the three and nine month periods represents both unit sales volume growth and increased sales prices. This growth reflects continuing demand for the Company's products, acquisition of additional customers, and the Company's emphasis on quality and innovation.

Gross profit in the third quarter increased 17.6% to $2,205,300 from $1,875,000 for the same period of the prior year. Gross profit as a percent of net sales in the third quarter was 48.9% versus 46.6% in the same period of the prior year. The increase reflects the favorable impact of an increase in sales prices during the quarter along with state and local economic development and training incentives which reduced cost of goods sold. Gross profit for the nine months was $6,293,800 or 48.1% of net sales versus 46.5% for the same period of the prior year. This improvement reflects state and local economic development and training incentives which reduced cost of goods sold by $375,700. Excluding the effect of these incentives, gross profit would have been 45.2% of net sales for the first nine months of the 1996 fiscal year.

For the third quarter ended April 30, 1996, distribution expense totaled $386,100 or 8.6% of net sales versus 8.5% in the prior year. Distribution expenses for the nine months ended April 30, 1996 and 1995 was 8.6% of net sales for both periods.

Selling, general and administrative expenses in the third quarter were $1,793,400, an increase of $397,300. Selling, general and administrative expenses as a percentage of net sales were 39.7% versus 34.7% for the same period of the prior year. The principal reasons for the higher third quarter expenses were an increase of $239,300 in advertising, trade allowances, promotion and slotting. In the first nine months selling, general and administrative expenses were $5,178,500, an increase of $1,358,000 over the same period of the prior year. Advertising expenditures and product promotion (which includes new account allowances) accounted for approximately $954,900 of the increase which reflects the Company's continued support of the Uncle B's branded products throughout the United States. These expenditures were also affected by the change in the accounting method discussed in Note 3 to the Condensed Financial Statements.

Interest expense in the third quarter increased 42.6% to $121,899 from $85,496 for the same period of the prior year. For the first nine months interest expense was $378,731, an increase of $145,344 over the same period of the prior year. The increase is a result of the Industrial Development Revenue Bond interest rate increasing 1% as per the agreement and the working capital line of credit used to support the Company's growth.

As a result of the factors described above, the net loss for the third quarter was $89,500 compared to $57,800 net income for the same period of the prior year. The net loss before cumulative effect of the accounting change for the first nine months was $377,000 compared to a net income of $217,000 for the same period of the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations was $129,000 for the nine months ended April 30, 1996, a decrease of $478,500 from the prior year. The reduction in operating income described above, along with a lower increase in working capital, accounts for this change.

Cash used by investing activities was $4,127,800 for the nine months ended April 30, 1996, an increase of $2,724,300 over the same period of the prior year. The primary uses of investment funds were equipment acquisitions and installation to support increased demand for bagels and the plant expansion program to double plant capacity.

Cash provided by financing activities was $3,925,900 for the nine months ended April 30, 1996, primarily due to draws on the Company's term note to fund the equipment purchases and building improvements with regards to the plant expansion.

The Company believes that its anticipated cash flow from operations together with the established bank loans will provide it adequate resources for its liquidity and capital expenditure needs during fiscal 1996. The Company believes that recent increases in the cost of flour will not be fully offset by increased selling prices during the fourth quarter because of lead times required in passing through cost increases to its customers. After considering competitive pressures in its market place, the Company would attempt to offset the cost impact through increased sales prices.

                         PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
- - -------------------------
        None

ITEM 2. CHANGES IN SECURITIES:
- - -----------------------------
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
- - ---------------------------------------
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
- - -----------------------------------------------------------
        None

ITEM 5. OTHER INFORMATION:
- - --------------------------

        The Company has entered into a Co-Packaging Agreement (the "Agreement") with Heinz Bakery Products, Inc. ("Heinz"), dated March 22, 1996, pursuant to which the Company agreed to produce, package and label uncooked bagels according to specifications. The price to be paid for the products is established in the Agreement, subject to adjustment quarterly based on the Company's prices for raw materials and subject to earlier review and adjustment in the event the Company's flour supply contracts expire before the end of a quarter. No minimum order quantities were required by the Agreement in its original form.

        This Agreement was amended on May 10, 1996 to provide that Heinz will order and the company will produce not less than 900,000 cases of bagels (96 bagels per case) during the 18 months beginning June 1, 1996. Heinz will order a minimum of 11,500 cases per week, and the Company is required to be prepared to produce a minimum of 21,000 cases per week, commencing July 1, 1996. The Company estimates that the Agreement will result in sales for the fiscal year ending July 31, 1997 increasing by approximately 50% over the $19 to $20 million in sales the Company estimates for fiscal year 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
- - ----------------------------------------
        The following exhibits are included herein:

        (11) Statement re: computation of earnings per share


        The Company did not file any reports on Form 8-K during the three months ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Uncle B's Bakery, Inc.
                                       ----------------------------------------
                                                    (Registrant)




Date     June 14, 1996                       /s/Wm. Howard McClennan, Jr.
    -------------------------          ----------------------------------------
                                       Wm. Howard McClennan, Jr.
                                       Chief Financial Officer





Date     June 14, 1996                       /s/William T. Rose, Jr.
    -------------------------          ----------------------------------------
                                       William T. Rose, Jr.
                                       Chairman and CEO