Form 10KSB
period 1996-07-31
UNCLE BS BAKERY INC
filed 1996-10-29
CIK 911886

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549
                                  FORM 10-KSB

(Mark One)

 XX Annual Report pursuant to section 13 or 15(d) of the Securities Exchange ---- Act of 1934 for the fiscal year ended July 31, 1996 or

     Transition report pursuant to section 13 or 15(d) of the Securities ---- Exchange Act of 1934 for the transition period from _______________ to
     ________________.

                    For the fiscal year ended July 31, 1996
                                              -------------
                       Commission file number   0-22556
                                                -------

                            UNCLE B'S BAKERY, INC.
 -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Iowa                                         42-1267239
---------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

441 Dubuque Street, Ellsworth, Iowa                            50075
-----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

Issuer's  telephone number:    (515) 836-4000

Securities registered pursuant to Section 12(b) of the Exchange Act:

        Title of each class          Name of each exchange on which registered
  _____________________________     ___________________________________________
  _____________________________     ___________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 Par Value
                         ____________________________
                               (Title of class)
                         ____________________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes X         No
           ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.       [   ]

State issuer's revenues for its most recent fiscal year:  $17,404,528
                                                          -----------

The aggregate market value of the voting stock held by non-affiliates of the issuer as of September 30, 1996, was approximately $7,976,576 (based on the closing price of such stock as reported by NASDAQ on such date).

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996 was: Common Stock, $.01 par value; 3,545,147 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III, as specifically set forth in said Part III.

                                    1 of 33

                                    PART I


     Unless the context indicates otherwise, all references to the "Company," "Uncle B's" or "Registrant" in this Annual Report on Form 10-KSB relates to Uncle B's Bakery, Inc. The following United States trademarks owned by the Company appear in this Form 10-KSB: Uncle B's(R), Millspring(TM) and RESEALABLE ZIP STRIP(TM).

Item 1.   Description of Business.
          -----------------------

GENERAL

     Uncle B's Bakery, Inc. is a commercial baker whose "Uncle B's" and "Millspring" brands of fresh-tasting, never frozen bagels are displayed and sold through supermarket refrigerated dairy cases and supermarket bread aisles and deli departments. The Company's products, an alternative to frozen bagels, are currently available in approximately 11,000 supermarkets in 43 states, including locations in 44 of the top 50 food market territories in the United States. The Company's packaging process permits Uncle B's bagels to be stocked by grocers for up to four months in the refrigerated dairy case and Millspring bagels up to twenty-one days in the bread aisle and deli department without appreciable loss of quality.

     The Company entered into an agreement with a national food service company dated March 22, 1996 pursuant to which the Company agreed to produce, package, and label bagels according to specifications. The agreement was amended on May 10, 1996 to provide a minimum of 900,000 cases during the 18 months beginning June 1, 1996. The Company estimates that sales for the fiscal year 1997 will increase approximately 40-50% over fiscal year 1996, primarily as a result of this contract.

     Uncle B's was formed by William T. Rose, Jr. in 1985 as a retail bagel bakery and restaurant. In 1987, the Company began experiencing demand for its bagels from supermarkets in the Ames, Iowa area. The Company closed its retail operations in early 1993 to focus exclusively on commercial baking. In 1989, Mr. Rose developed the Company's production and packaging process, and in 1992 the Company began the widespread distribution of its fresh-tasting, never frozen bagels. In 1996, the Company was the first in the industry to introduce a consumer friendly RESEALABLE ZIP STRIP bagel package.

PRODUCTS

     The Company currently produces its fresh-tasting, never frozen bagels under two brands, Uncle B's and Millspring. The Uncle B's product is the Company's refrigerated bagel with a four month shelf life provided by the Company's proprietary packaging process. The Millspring product is the Company's bread aisle/deli department bagel with a 21-day shelf life due to this proprietary process.

     The Company's branded bagels are not only packaged in a proprietary manner to retain the freshness and taste of a traditional, fresh, "water" bagel, but the Company also utilizes quality ingredients, production and baking processes to produce what management believes are the highest quality commercially baked bagels in the nation.

                                    2 of 33

     The "bake off" product is produced according to the specifications of the food service company buyer but utilizes some of the Company's proprietary production methods. The bake off product does not use the Company's recipes or packaging process.

PRODUCT MARKET

     The history of the bagel dates back to 1683, when a Viennese coffee shop owner created a roll in the shape of the King of Poland's stirrup in honor of the King's actions to end a siege by the Turks. Since 1683, the shape of bagels has evolved from a stirrup to a circle and the availability has evolved from coffee shops and bakeries to include supermarkets. The popularity of the bagel has been firmly established for many years on the United States East and West Coasts.

     The American Bagel Association reports that at least 75% of all Americans are familiar with bagels as compared to less the 20% in the 1980's. According to Modern Baking, the total United States bagel market now exceeds 2.6 billion dollars annually. Bakery Production and Marketing in March 1996 reported that croissants and bagels as a category contribute an average of 9.6% to supermarket bakery sales.

     Consumption and sale of all bagel products (fresh, refrigerated and frozen), according to A.C. Nielsen's Scantrack, grew approximately 9.2% for the 52 weeks ended July 31, 1996. Refrigerated bagels increased 24.6% for the period, fresh bagels grew 24.7% for the same period, and frozen bagels decreased 5.9%.

     These sales trends show a consumer preference for fresh and refrigerated bagels which are the markets targeted by the Company's refrigerated Uncle B's product and its fresh-tasting bread aisle/deli department Millspring product. The Company continues to be the market leader with a 42.2% share of the refrigerated bagel market.

     Management believes that the Company's future growth will be from (1) increasing Uncle B's market penetration and same store market share within the markets currently served; (2) expanding the distribution of Uncle B's refrigerated bagels into remaining top 50 food market territories within the United States; (3) growing the Millspring label both through license arrangements for bread aisle distribution and through direct sales in the deli department bagel category (see "Sales and Marketing" below); and (4) producing bagels for strategic alliances with food service companies, supermarkets and convenience stores. The degree of growth from these strategies and the manner in which they will be pursued will depend upon the opportunities for enhancing shareholder value.

SALES AND MARKETING

     The Company sells its products to supermarket chains and independent wholesalers primarily through food brokers. The brokers, which are independent contractors, coordinate product promotions in their geographic areas and are compensated on a percentage of net sales. As of July 31, 1996, the Company had an active network of 60 food brokers.

                                    3 of 33

     The Company has four regional sales managers and one territory sales manager who provide assistance to the food brokers in the major markets served by Uncle B's in the eastern, southeastern, midwestern and western United States. Each of the managers has an extensive background and experience with large, national food companies. The Company's Executive Vice President provides direction and policy development for the Company's regional managers and food brokers.

     The Company introduced a fresh-tasting, never frozen bread aisle bagel product in March of 1994. The bagel utilizes the Company's proprietary packaging process which provides the bread aisle/deli product with a 21-day shelf life. Millspring, the Company's bread aisle/deli bakery bagel, is currently distributed under a licensing agreement with Metz Baking Company ("Metz") of Sioux City, Iowa, a large regional commercial bakery. Metz handles the sales, marketing and distribution of the product which is displayed in the bread aisle and deli departments of retail supermarkets. By the end of fiscal 1996, Metz carried the Millspring product in 11 midwestern states.

     The Company currently has accounts with supermarket chains selling one or both of the branded products in approximately 11,000 stores in 44 of the top 50 food market territories in the United States, which are:


     Los Angeles            Richmond            Columbus
     New York               Baltimore           Salt Lake City
     Chicago                Minneapolis         Memphis
     Houston                Tampa               Nashville
     Philadelphia           Seattle             Orlando
     Dallas                 Phoenix             Louisville
     Detroit                Cleveland           Birmingham
     Washington DC          San Diego           Albany
     Miami                  New Orleans         Des Moines
     Boston                 Milwaukee           Grand Rapids
     St. Louis              San Antonio         New Haven/Hartford
     Pittsburgh             Kansas City         Jacksonville
     Denver                 Omaha               Little Rock
     Atlanta                Charlotte           Syracuse
     Raleigh/Durham         Portland

The Company expects over time to expand its sales coverage to each of the 50 largest food market territories in the continental United States.

     The Company's marketing strategy is to meet consumer demands in the refrigerated and bread aisle/deli department bagels along with food service segments of the bagel industry. The Company has positioned the Uncle B's and Millspring products as new brand categories (dairy case and bread aisle/deli bagels) in order to satisfy consumer preference and further develop brand name recognition. The refrigerated dairy case, bread aisle and deli departments are high volume areas of a grocery store which offer high visibility and facilitate impulse buying. The Company believes it is the only national bagel producer to provide the consumer with high quality, fresh-tasting, never frozen bagels. The Company's Uncle B's and Millspring logos are distinctive and are intended to promote sales, brand identity and name recognition.

     The Company's other marketing techniques include display racks, billboards, point of purchase promotions, end of aisle bunkers, in-store banners, and similar in-store
                                    4 of 33
advertising. The Company employs in-store sampling and uses a special training manual to develop knowledgeable, well-trained product demonstrators. The Company also uses radio and specialized regional television advertisements.

BAGEL PRODUCTION

     Uncle B's production methods closely follow the traditional "water bagel" recipes and methods of production. The Company has custom designed its production line equipment to permit use of the traditional methods on a mass production scale.

     Uncle B's bagels are prepared and baked using a proprietary, seven step process:

     . Mixing high quality ingredients in a custom built mixer, which also kneads the dough.

     . Cutting individual portions of dough and forming them into balls with a motion that simulates hand rolling. The dough is then allowed to "relax" for a few minutes before being machine formed into the recognizable bagel shape.

     . Holding the bagels in a warm, humid environment that activates the yeast.

     . Cooling the bagels in a holding cooler in a process calling "retarding." While this step is costly, it is necessary to produce a superior product with a distinctive, rich flavor. Most mass producing bagel companies skip this time consuming and capital intensive step.

     . Boiling the bagels in water which results in the shiny crust and chewy texture which is characteristic of traditional "water" bagels. Some manufacturers use steam injunction ovens to eliminate the boiling step.

     . Baking the bagel in a four-stage tunnel oven which duplicates the baking effect of stone hearths and results in an authentic, traditional, "water" bagel.

     . Packing the bagels in heat sealed, tamper evident bags which are date-coded and kept in storage until shipment to supermarket warehouses. The bagels are never frozen. The Uncle B's product is kept in refrigerated storage until shipment, while the Millspring product is kept in unrefrigerated storage until shipment to the customer. The Company believes that all other nationally distributed bagel products are frozen at some point in the production or distribution process.

     Eight varieties of Uncle B's bagels are presently available: Plain, Onion, Honey Wheat, Cinnamon Raisin, Sourdough, Egg, Blueberry and Italian Herb. Millspring bagels are available in the same flavors, except Egg and Sourdough. Uncle B's and Millspring bagels, depending on flavor, contain on average 210 calories each. They contain approximately 9 grams of protein, 1.0 gram of fat, 44 grams of carbohydrates, and approximately 300 milligrams of sodium. The Company's bagels are currently available in a 14 ounce, five bagel package.

                                    5 of 33

PRODUCTION AND PACKAGING PROCESS

     The Company's production and packaging process gives Uncle B's bagels either a four month refrigerated or twenty-one day non-refrigerated shelf life without freezing. In the process, a modified atmosphere is sealed into a plastic package made to the Company's specifications. Management believes that the Company's production and packaging process is a significant improvement over other preservation techniques, including freezing.

     A traditional, unfrozen bagel with no artificial preservatives has an expected shelf life of one to three days and, if refrigerated, of up to 10 days. The Company's product has a non-refrigerated shelf life in an unopened bag of approximately 21 days and a refrigerated shelf life of four months. Frozen bagels begin to deteriorate in 7 to 10 days after being placed in the refrigerator. Use of the Company's technology significantly reduces product returns. The Company has filed a patent application to protect its ownership of the production and packaging process as applied to bagels. See "Business - Patent and Trademarks."

     The Company continues to explore enhancements in its production and packaging techniques in an effort to extend the shelf life and improve the taste of its products. The Company introduced in April 1996 a RESEALABLE ZIP STRIP bag which will ensure continued freshness and flavor to the customers. The Company also intends to introduce new bagel varieties when justified by market demand, and it continues to study new bakery products that can be marketed using its technology.

COMPETITION

     Management believes that the Company is the first to offer, on a widespread basis, never frozen refrigerated and bread aisle/deli bagels with an extended shelf life. Management is not aware of any other never frozen bagel marketed from the dairy case on a national basis or of any other fresh-tasting, never frozen bagel marketed in the bread aisle or deli department of a supermarket on a national basis.

     The Company's products compete primarily with frozen bagels, and with fresh bagels from supermarkets' in-store bakeries. Some frozen bagel producers have turned to the "slacked-out" approach whereby a frozen bagel is thawed prior to display and purchased by the consumer. The Company believes such thawed bagels are inferior in quality to the Company's never frozen bagels. The Company believes that the manufacturers of "slacked-out" bagel products are attempting to capture a portion of the Company's success without the quality product and packaging technology.

     There are two major producers of bagels who have nationwide distribution:
Lenders', a division of Kraft General Foods, Inc., and Sara Lee Corporation. Sara Lee is reported to have test marketed fresh bagels in three areas. The Company believes that Lenders, in certain markets, is distributing a frozen bagel that is thawed and sold either as a refrigerated or unrefrigerated bagel. The Company's bagels are competitive with these national brands in product weight and retail price. Additionally, management believes the Company's products are superior in terms of freshness and flavor due to the high quality production and proprietary packaging process. The remainder of the bagel market is fragmented in term of brand names for the consumer.

                                    6 of 33

KOSHER CERTIFICATION

     The Company has received a "Circle U" designation from the Union of Orthodox Jewish Congregations of America. The "Circle U" is the highest level of Kosher certification and requires that the Company comply with specific manufacturing procedures and standards.

SUPPLIERS

     The Company uses a number of suppliers for essential raw materials. It is not dependent on any one supplier for its food ingredients. Flour, the primary ingredient, is a commodity that fluctuates in price. The Company has a bulk flour storage facility and purchases flour by the ton on a fixed-price contract basis. Other ingredients are also purchased by bulk, on a competitive basis.

     The Company has developed a new and improved higher quality bag with a RESEALABLE ZIP STRIP which can be supplied by different suppliers. The suppliers are believed to be capable of meeting the Company's anticipated demand for packaging material.

     The Company purchased approximately $5.2 million of raw materials in fiscal 1996. The primary purchases in order of magnitude include: flour, bags and boxes.

DISTRIBUTION

     The Company utilizes contract carriers with refrigerated trucks to distribute its products directly to the supermarket warehouses. The warehouses then deliver the bagels to their stores. Uncle B's plant location in central Iowa, one-quarter mile off Interstate 35 and 50 miles north of Interstate 80, provides distribution efficiencies to all parts of the continental United States.

     The Company, through Metz Baking Company, Sioux City, Iowa, performs DSD (Direct Store Distribution) distribution of its Millspring bagel in selected markets in the midwest.

     Distribution of the bake off product is performed by a national food service company.

GOVERNMENT REGULATION

     The Company is subject to licensing and regulation by various state and federal agencies, including those dealing with health, sanitation, environment, building, planning, safety and fire. These agencies include, but are not limited to, the Iowa Public Health Department, the Environmental Protection Agency, the Department of Labor, the Food and Drug Administration, the Consumer Product Safety Commission, and the Occupational Safety and Health Administration. The failure of the Company to comply with laws and regulations applicable to it could result in sanctions and penalties which could materially and adversely affect the Company's business.




                                    7 of 33

     Management does not believe that compliance with federal, state and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect on the Company's capital expenditures, earnings or competitive position. However, the use of non-recyclable food packaging is receiving increased attention by various state governments. The Company's proprietary film packaging is not easily recyclable, and the Company could be materially adversely affected if jurisdictions including its major marketing areas adopted such regulations.

     The Company's products currently comply with the Food and Drug Administration's ("FDA") manufacturing and labeling requirements. No assurance can be given that the FDA or other regulatory agencies will not enact new, or change existing, regulations that would adversely affect the Company.

PATENTS AND TRADEMARKS

     The Company has applied for a patent covering its packaging technology
invented by William T. Rose, Jr. and Dr. Ricardo Molins.   Mr. Rose and Dr.
Molins assigned their rights to the technology to the Company. The patent application discloses the invention of a refrigerated bagel which has an extended four month shelf life without freezing through the use, in combination, of a specially-designed package, a modified atmosphere and a bagel composite. The claims in the patent application may be refused, and thus, not issued as a patent, or may be significantly reduced in scope before a patent issues. Consequently, there is no assurance that the patent application will result in the issuance of a patent or, if issued, will provide significant protection.

     The Company also relies upon trade secret protection for its confidential and proprietary information. There is no assurance that others have not developed, or will not develop, substantially equivalent production and packaging techniques or otherwise gain access to the Company's trade secrets or technology, or that the Company can protect its trade secrets. The Company requires its employees, consultants, and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known during the course of the relationship will be kept confidential and not disclosed to any third parties except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection, or adequate remedies, for the Company's trade secrets in the event of unauthorized use of disclosure of such information.

     The Company has filed and received a federal trademark registration for the wordmark "Uncle B's." The Company has also filed a trademark application for the Uncle B's logo, which has been approved for publication by the United States Patent and Trademark Office. The Company has filed an application with the U.S. Patent and Trademark for the mark "Millspring." This application is pending.

EMPLOYEES

     As of July 31, 1996, the Company has 198 full-time employees, 25 of whom fill administrative, sales, and clerical positions, and 173 of whom are engaged in production and maintenance.

                                    8 of 33

     All employees are required to sign a Non compete/Confidentially Agreement. There have been no management-labor disputes and the Company is not a party to any collective bargaining agreement. Employees receive Company provided health insurance and 401(K) benefits after a specified period of employment. The cost of this benefit is shared by both the employee and the Company. Employment contracts with Mr. William T. Rose, Jr. and Mr. William T. Rose, Sr. provide for such company-paid benefits. In addition, the Company has established a vacation and paid holiday policy. All employees receive stock options after one year of employment. Further, production and sales employees participate in monthly and quarterly gain-sharing programs.

PRODUCT LIABILITY

     The Company maintains $1,000,000 of product liability coverage per event and $2,000,000 in the aggregate, with an additional $7,000,000 in umbrella coverage in either circumstance.

Item 2.  Description of Property.
         -----------------------

     The Company's 70,000 square foot baking plant is located in Ellsworth, Iowa, approximately 50 miles north of Des Moines, Iowa, and approximately one-quarter mile west of Interstate Highway 35. This facility was purchased in March 1990 with the proceeds from an industrial development revenue bond offering. The plant has been modified and additional equipment has been added since the 1990 acquisition. In fiscal 1997, the Company expects to complete an expansion project begun in fiscal 1996. The plant is located on six acres and includes several maintenance and storage buildings totaling 8,000 square feet. The facility includes 227,000 cubic feet of refrigerated storage.

     At current operating capacity, the Company's plant can produce an average of approximately 28,000 Uncle B's or Millspring bagels per hour based on a twenty two hour day. When the expansion is complete, the capacity will be doubled. Capacity could change depending upon customer product specifications and product mix. The Company expects to incur approximately $1,700,000 in additional machinery and equipment purchases during fiscal 1997 to complete the expansion project. The plant is in good condition and management believes the Company is adequately protected by fire and casualty insurance.

Item 3.  Legal Proceedings.
         -----------------

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     None.

                                    9 of 33

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

     The Company completed its initial public offering on October 13, 1993. The Company's Common Stock is traded on the NASDAQ Small-Cap Market/sm /under the symbol "UNCB." As of October 18, 1996, the number of holders of record of the Company's Common Stock was approximately 1346.

     The following table, based on the NASD monthly statistical report, sets forth the range of high and low closing prices, and the closing price on the last trading day of the quarter, per share of Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                High    Low   Close
                                                -----  -----  -----
  Fiscal 1995
-------------
 1st           Quarter Ending October 31, 1994  3 1/4  2 3/4      3
 2nd           Quarter Ending January 31, 1995  3 1/2  2 3/4  3 1/4
 3rd           Quarter Ending April 30, 1995    3 1/8  2 5/8  2 5/8
 4th           Quarter Ending July 31, 1995     2 7/8  1 3/4  2 1/8

Fiscal 1996
-------------
 1st           Quarter Ending October 31, 1995      3  2 1/8  2 1/8
 2nd           Quarter Ending January 31, 1996  3 1/8  2 1/8  2 1/2
 3rd           Quarter Ending April 30, 1996    3 5/8  2 3/8  2 3/4
 4th           Quarter Ending July 31, 1996     4 3/4  2 5/8  3 5/8

     No dividends have been paid on the Company's Common Stock since the Company's inception. The Company intends to retain future earnings to reduce outstanding indebtedness and to finance growth, and, accordingly, it is anticipated that no cash dividends will be paid for the foreseeable future. In addition, the Company's outstanding industrial revenue bonds and the Company's agreement with its lender both prohibit the Company from paying dividends unless certain conditions are satisfied.

     The Company's transfer agent and registrar is American Stock Transfer and Trust Company, New York, New York.

Item 6.  Management's Discussion and Analysis
         ------------------------------------

GENERAL

     Uncle B's Bakery, Inc. manufactures and distributes Uncle B's brand refrigerated bagels which are displayed and sold in supermarket dairy cases and Millspring brand fresh-tasting, never frozen bagels which are displayed and sold in supermarket bread aisles or deli departments. The Company's products are sold in over 11,000 supermarkets and in 44 of the top 50 food market territories in the United States. The Company enhanced its position as a branded product innovator with the introduction of a consumer friendly RESEALABLE ZIP STRIP bagel package in April 1996. At the same time, the Company also began producing a bake off bagel for a national food service company. The Company anticipates sales will increase approximately 40-50% in fiscal 1997 as a result of the new bake off product.

                                    10 of 33

  The loss in fiscal year 1996 was primarily the result of greater than planned, yet necessary, expenses associated with the plant expansion, new packaging processes, the start up of production and development of the new bake off line of bagels, and increased sales and marketing expenses associated with supermarket promotions for its Uncle B's brand. The plant expansion, along with the implementation of the new packaging and the introduction of the new product, also temporarily reduced the plant's output. This resulted in lower than expected sales volume, primarily in the fourth quarter.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, information derived from the Statements of Operations and the percentage of net sales represented by each item.

                                              $ Amount         Percentage of Net Sales
                                         Year Ended July 31      Year Ended July 31
                                         1996          1995        1996       1995
                                     ------------  ------------  ---------  ---------

Net sales                            $17,404,528   $15,318,526     100.0%      100.0%
Cost of goods sold:
  Materials & ingredients              5,209,372     4,469,124      29.9%       29.2%
 Labor & manufacturing overhead        4,676,592     3,926,444      26.9%       25.6%
                                     -----------   -----------     -----        -----
Total cost of goods sold               9,885,964     8,395,568      56.8%       54.8%
                                     -----------   -----------     -----        -----

Gross profit                           7,518,564     6,922,958      43.2%       45.2%

Distribution expense                   1,562,552     1,313,114       9.0%        8.6%
Selling, general &
  administrative expense               7,634,379     5,461,005      43.8%       35.6%
                                     -----------   -----------      -----       -----

Income (loss) from operations         (1,678,367)      148,839      (9.6%)       1.0%

Other income (expense):
  Interest expense                      (503,301)     (299,816)     (2.9%)      (2.0%)
  Other                                   10,388         8,116       0.1%        0.1%
                                     -----------   -----------     -----        -----

Loss before income
  taxes, extraordinary gain and
  cumulative effect of
  accounting change                   (2,171,280)     (142,861)    (12.4%)      (0.9%)

Income taxes                              __            __           __           __
                                     -----------   -----------     ------       -----

Loss before
  extraordinary gain and
  cumulative effect of
  accounting change                   (2,171,280)     (142,861)    (12.4%)      (0.9%)

Extraordinary gain on refinancing
  of long term debt                                    522,922                   3.4%

Cumulative effect on prior years
  of change in accounting for new
  account allowances                  (1,406,050)        --         (8.1%)        --
                                     -----------   -----------     ------       -----

Net income (loss)                    $(3,577,330)  $   380,061     (20.5%)       2.5%
                                     ===========   ===========      -----       -----

                                             11 of 33

     The Company's net sales in fiscal 1996 increased 13.6% to $17,404,528 as compared to $15,318,526 in fiscal 1995. The sales growth represents both unit volume and increased sales prices. Bagel sales increased to 1,804,000 cases in fiscal 1996 from 1,702,000 cases shipped in fiscal 1995. This growth is less than the Company had expected. The principal reasons for this are: The plant expansion, along with the implementation of the new packaging and the introduction of the new product, also temporarily reduced the plant's output. This resulted in lower than expected sales volume, primarily in the fourth quarter.

     Material and ingredient costs at $5,209,372 were 29.9% of net sales in fiscal 1996 as compared to 29.2% in fiscal 1995. Increased purchasing efficiencies were not sufficient to offset increases in ingredient (principally flour) and packaging costs.

     Labor and manufacturing costs were $4,676,592 (26.9% of net sales) in fiscal 1996 as compared to $3,926,444 (25.6% of net sales) in fiscal 1995. This increase reflects delays in the start up of the new production line, packaging issues associated with the introduction of the RESEALABLE ZIP STRIP and manufacturing inefficiencies and start up costs related to the initial production of the new bake off product.

     Gross profit in 1996 increased $595,606 to $7,518,564. However, as a result of the factors discussed above, gross profit was 43.2% of net sales in fiscal 1996 as compared to 45.2% in fiscal 1995. Gross profit in fiscal year 1996 was reduced by approximately $483,000, or 2.8% of net sales, due to the bake off product.

     Distribution expenses at $1,562,552, were 9.0% of net sales in fiscal 1996 as compared to 8.6% of net sales in fiscal 1995. Shipments of Uncle B's branded refrigerated bagels were impacted by low inventory and decreased volumes of cases shipped per truck in the fourth quarter.

     Selling, general and administrative expenses increased $2,173,374 to $7,634,379 or 43.8% of net sales in fiscal 1996, as compared to 35.6% in fiscal 1995. This increase is principally attributable to promotions in supermarkets to promote and support the Uncle B's branded refrigerated bagels. This resulted in trade allowance and advertising expenditures increasing $2,621,252 to $5,026,382, or 28.9% of net sales in fiscal 1996 as compared to 15.7% of net sales in fiscal 1995. These expenditures were also affected by the change in the accounting method discussed in Note 1 to the Financial Statements.

     Interest expense in fiscal 1996 increased 67.9% to $503,301 from $299,816 for fiscal year 1996. This increase is a result of the Industrial Development Revenue Bond interest rate increasing 1% as required by the agreement, a full year of interest on borrowings under the revolving credit loan and a full year of amortizing loan fees for the financing which closed in July 1995.

     Net loss in fiscal 1996 was $3,577,330 versus a net income of $380,061 in fiscal 1995. Before the cumulative effect of accounting change the Company had a loss of $2,171,280 in fiscal 1996 versus a loss before extraordinary gain of $142,861 in fiscal 1995. The Company's net loss in fiscal 1996 is a result of the factors identified above.

     The Company anticipates that net sales will increase approximately 40 - 50% in fiscal 1997 primarily due to the sales of the new bake off product. Gross margin, as a percent of net sales, will decrease in fiscal 1997 as compared to fiscal 1996 because of the lower margin for the bake off product. However, there will be little, if any, product

                                   12 of 33
development, distribution, sales and marketing promotional costs related to the bake off product.

LIQUIDITY AND CAPITAL RESOURCES

     As indicated above, in fiscal 1996 the Company experienced a lower than expected sales increase and higher than expected costs. For these reasons, working capital needs increased. In addition, the Company purchased $5,359,514 of new equipment and machinery during fiscal 1996.

     The necessary funds for expansion purposes was provided by $5,302,438 in term loan proceeds. Repayment of the term loan begins in August 1997. During fiscal 1996 the Company also had drawn $150,000 on the revolving credit loan bringing the balance to $1,350,000. Management believes this will remain outstanding throughout fiscal 1997. The revolving credit loan is scheduled to expire in July 2000. Finally, of the $3,232,000 outstanding Industrial Revenue Bonds, $110,000 is scheduled to mature in fiscal 1997.

     The Company projects cash provided by operations for fiscal 1997 to be approximately $1,200,000. The Company also expects to expend approximately $1,700,000 during fiscal 1997 to complete its expansion program. Term loan proceeds of approximately $1,273,000 were drawn prior to July 31, 1996, and are to be utilized for payment of expansion expenditures.

     The Company believes that the anticipated cash flows from operations, together with bank loans and commitments made by its current lender subsequent to July 31, 1996, will provide it with adequate resources for its working capital and capital expenditure needs during fiscal 1997. Subsequent to July 31, 1996 the current lender amended certain financial covenants due to the loss incurred in fiscal 1996. For further information see Note 3 to the financial statements on page 24.

CASH FLOWS FOR YEAR ENDED JULY 31, 1996

     Net cash used by operating activities during fiscal 1996 was $637,603. The cash used by operating activities was primarily related to the reduction in net income and a decrease in working capital.

     Net cash used by investing activities during fiscal 1996 was $5,094,537 due primarily to purchases of property, plant and equipment to continue with the plant expansion.

     Net cash provided by financing activities during fiscal 1996 was $5,633,645. The primary source of financing was the net proceeds from the term loan.

SEASONALITY AND INFLATION

     The Company believes that there are certain seasonal trends in bagel sales. December and January are months which reflect the lowest levels of sales during the year. This is believed due to the Christmas holidays in which consumers and supermarkets have concentrations on seasonal products. In July and August, sales are lower due to more buns being consumed for hamburgers and hot dogs instead of bagels.

                                   13 of 33

     Flour is a primary ingredient in the Company's products. Fluctuations in flour's cost are due to factors beyond the control of the Company. After considering competitive pressures in its market place, the Company would attempt to offset the increased cost impact through increased sales prices. However, this is not always possible.

     The Company does not anticipate inflation will have a major impact on future operations. However, the Company would attempt to either pass along increases in its costs through increased sales prices or offset any such increases by improved operating efficiencies and purchasing practices.


Item 7.  Financial Statements.
         --------------------


                                                            Page Number
                                                            -----------

Report of Independent Auditors                                  15
Balance Sheets                                                  16
Statements of Operation                                         18
Statements of Stockholders' Equity                              19
Statements of Cash Flows                                        20
Notes to Financial Statements                                   21

                                   14 of 33

                        Report of Independent Auditors



The Board of Directors and Shareholders
Uncle B's Bakery, Inc.


We have audited the accompanying balance sheets of Uncle B's Bakery, Inc. as of July 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uncle B's Bakery, Inc. at July 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1996 the Company changed its method of accounting for new account allowances.

                                                               ERNST & YOUNG LLP

Des Moines, Iowa
September 27, 1996,
except for the last paragraph of
Note 3, as to which the date is
October 28, 1996

                                   15 of 33

                             Uncle B's Bakery, Inc.

                                 Balance Sheets




                                                  JULY 31
                                             1996         1995
                                        --------------------------

ASSETS (Note 3)
Current assets:
 Cash and cash equivalents (Note 3)     $    65,565  $   164,060
 Accounts receivable                      1,690,319    1,043,440
 Inventories (Note 2)                       478,162      614,148
 Prepaid expenses                            88,307      140,240
                                      --------------------------
Total current assets                      2,322,353    1,961,888

Property, plant and equipment,
 at cost (Note 4):
 Land                                        16,000       16,000
 Building and improvements                2,375,297    1,930,644
 Machinery and equipment                  8,108,900    7,124,054
 Construction in progress                 4,452,634      541,535
                                        --------------------------
                                         14,952,831    9,612,233
 Less accumulated depreciation            2,854,472    1,977,338
                                        --------------------------
                                         12,098,359    7,634,895

Other assets:
 Construction fund balance (Note 3)         952,773        --
 Deferred financing costs,
  net of amortization of                    468,734      491,729
  $103,510 ($44,670 - 1995)
 New account allowances,
  net of amortization of
  $1,453,878 in 1995 (Note 1)                 --       1,406,050
 Other                                       40,719       40,719
                                        -----------  -------------
                                          1,462,226    1,938,498
                                        --------------------------
Total assets                            $15,882,938  $11,535,281
                                        ==========================


                                   16 of 33



                                                   JULY 31
                                              1996          1995
                                          -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                         $ 2,291,329   $ 1,545,108
 Accrued expenses                             864,357       307,854
 Long-term debt due within on year
  (Note 3)                                    110,000       100,000
                                          -------------------------
Total current liabilities                   3,265,686     1,952,962

Long-term debt due after one year
 (Note 3)                                  11,456,483     4,844,220


Commitments and contingent liability
 (Notes 4 and 9)

Stockholders' equity (Notes 6 and 7):
 Preferred stock, $.01 par value;
  10,000,000 shares authorized,
  none issued                                       -             -
 Common stock, $.01 par value;
  40,000,000 shares authorized,
  3,545,147 shares issued and
  outstanding                                  35,451        35,451
 Additional paid-in capital                 7,738,813     7,738,813
 Deficit                                   (6,613,495)   (3,036,165)
                                          -------------------------
Total stockholders' equity                  1,160,769     4,738,099




Total liabilities and stockholders'       -------------------------
 equity                                   $15,882,938   $11,535,281
                                          =========================

See accompanying notes.

                                    17 of 33

                            Uncle B's Bakery, Inc.

                           Statements of Operations


                                                                   YEAR ENDED JULY 31
                                                                   1996          1995
                                                                -------------------------
Net sales                                                       $17,404,528   $15,318,526

Cost of goods sold:
 Materials and ingredients                                        5,209,372     4,469,124
 Labor and manufacturing overhead                                 4,676,592     3,926,444
                                                                -------------------------
Total cost of goods sold                                          9,885,964     8,395,568
                                                                -------------------------
Gross profit                                                      7,518,564     6,922,958

Distribution expense                                              1,562,552     1,313,114
Selling, general and administrative expense                       7,634,379     5,461,005
                                                                -------------------------

Income (loss) from operations                                    (1,678,367)      148,839

Other income (expense):
 Interest expense                                                  (503,301)     (299,816)
 Other                                                               10,388         8,116
                                                                -------------------------
                                                                   (492,913)     (291,700)
                                                                -------------------------
Loss before income taxes, extraordinary gain and
 cumulative effect of accounting change                          (2,171,280)     (142,861)

Income taxes (Note 5)                                                     -             -
                                                                -------------------------
Loss before extraordinary gain and cumulative effect of
 accounting change                                               (2,171,280)     (142,861)

Extraordinary gain on refinancing of long-term debt
 (Note 3)                                                                 -       522,922
Cumulative effect on prior years of change in accounting
 for new account allowances (Note 1)                             (1,406,050)            -
                                                                -------------------------
Net income (loss)                                               $(3,577,330)  $   380,061
                                                                =========================

Per share:
 Loss before extraordinary gain and cumulative effect
  of accounting change                                          $      (.61)  $      (.04)
 Extraordinary gain                                                       -   $       .15
 Cumulative effect of accounting change                         $      (.40)            -
 Net income (loss)                                              $     (1.01)  $       .11

Pro forma amounts assuming the new accounting method
 is applied retroactively:
 Loss before extraordinary gain                                 $(2,171,280)  $  (632,220)
  Per share                                                     $      (.61)  $      (.18)
 Net income (loss)                                              $(2,171,280)  $  (109,298)
  Per share                                                     $      (.61)  $      (.03)

Weighted average number of common and common
 equivalent shares outstanding                                    3,545,147     3,558,107

See accompanying notes.

                                   18 of 33

                            Uncle B's Bakery, Inc.

                      Statements of Stockholders' Equity




                                                     COMMON STOCK       ADDITIONAL                    TOTAL
                                                  ------------------     PAID-IN                  STOCKHOLDERS'
                                                    SHARES    AMOUNT     CAPITAL      DEFICIT         EQUITY
                                                  -------------------------------------------------------------


Balance, July 31, 1994                            3,545,147  $35,451    $7,738,813  $(3,416,226)   $4,358,038
  Net income                                              -        -           -        380,061       380,061
                                                  -------------------------------------------------------------
Balance, July 31, 1995                            3,545,147   35,451     7,738,813   (3,036,165)    4,738,099
  Net loss                                                -        -           -     (3,577,330)   (3,577,330)
                                                  -------------------------------------------------------------
Balance, July 31, 1996                            3,545,147  $35,451    $7,738,813  $(6,613,495)   $1,160,769
                                                  =============================================================


See accompanying notes.

                                   19 of 33

                             Uncle B's Bakery, Inc.

                            Statements of Cash Flows




                                                                 YEAR ENDED JULY 31
                                                                 1996          1995
                                                              ------------------------
Operating Activities
Net income (loss)                                             $(3,577,330) $   380,061
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operating activities:
 Extraordinary gain on refinancing of long-term debt                    -     (522,922)
 Cumulative effect of accounting change                         1,406,050            -
 Depreciation                                                     896,050      658,685
 Amortization                                                      58,840      936,103
 Changes in operating assets and liabilities:
  Accounts receivable                                            (646,879)    (269,954)
  Inventories                                                     135,986      (49,924)
  Prepaid expenses                                                 51,933      (59,031)
  Accounts payable                                                481,244       31,295
  Accrued expenses                                                556,503       23,285
                                                              ------------------------
Net cash provided (used) by operating activities                 (637,603)   1,127,598

Investing Activities
Purchases of property, plant and equipment                     (5,094,537)  (1,419,563)
Proceeds from sale of property and equipment                            -       87,183
Payments for new account allowances and other assets                    -   (1,319,179)
                                                              ------------------------
Net cash used by investing activities                          (5,094,537)  (2,651,559)

Financing Activities
Proceeds from long-term debt                                    6,809,920    2,644,814
Increase in construction fund balance                            (952,773)           -
Payments on long-term debt                                       (187,657)  (1,301,373)
Payments for deferred financing costs                             (35,845)    (409,293)
Decrease in revenue bond cash reserves                                  -      409,500
                                                              ------------------------
Net cash provided by financing activities                       5,633,645    1,343,648
                                                              ------------------------
Net decrease in cash and cash equivalents                         (98,495)    (180,313)
Cash and cash equivalents at beginning of year                    164,060      344,373
                                                              ------------------------
Cash and cash equivalents at end of year                      $    65,565  $   164,060
                                                              ========================

Supplemental Disclosures
Interest paid (net of amount capitalized)                     $   276,349  $   298,268
Noncash investing activity-accounts payable
 for property and equipment additions                         $   264,977            -


See accompanying notes.

                                   20 of 33

                            Uncle B's Bakery, Inc.

                         Notes to Financial Statements

                                 July 31, 1996



1.   SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Uncle B's Bakery, Inc. (the Company) was incorporated as an Iowa corporation in 1985. The Company's fiscal year ends on July 31. The Company is a commercial bakery which manufactures and distributes bagels throughout the United States.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets using the straight-line method for financial reporting.

Interest of approximately $361,000 and $74,000 was capitalized in fiscal 1996 and 1995, respectively. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There was no effect on the financial statements from the initial adoption of the new standard.

NEW ACCOUNT ALLOWANCES

Prior to August 1, 1995, the Company capitalized fees paid to customers to obtain retail shelf or warehouse space. These costs were amortized on a straight-line basis over the estimated benefit periods of 12 and 36 months. If a customer was lost, unamortized fees were written off.


                                   21 of 33

                            Uncle B's Bakery, Inc.

1.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective August 1, 1995, the Company changed its method of accounting for new account allowances from the capitalization method to expensing the costs as incurred. The change was made to conform with predominant industry practice and because the new method is more practical to account for and will reflect more conservative accounting. The change has been applied retroactively to costs paid in prior years and results in a cumulative effect adjustment in fiscal 1996 of $1,406,050 (no income tax effect). The effect of the change was to decrease the loss before extraordinary gain and cumulative effect of accounting change for 1996 by approximately $969,000 ($.27 per share) and to increase the net loss by approximately $437,000 ($.12 per share). The pro forma amounts reflect the effect of the retroactive application of the change in the year ended July 31, 1995, had the new method been in effect during that period.

ADVERTISING COSTS

Advertising costs are expensed as incurred by the Company. Advertising expense was approximately $789,000 and $509,000 in fiscal 1996 and 1995, respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the term of the related debt.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or credits are based on changes in the asset or liability from period to period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash equivalents, accounts receivable, accounts payable, and long-term debt. Management believes the fair value of each of these financial instruments approximate their carrying value in the balance sheet as of each balance sheet date.

INCOME (LOSS) PER SHARE

Income or loss per share amounts are computed based on the income or loss divided by the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of common stock options and warrants is determined using the treasury stock method.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.


                                   22 of 33

                            Uncle B's Bakery, Inc.

2. INVENTORIES

The components of inventories are as follows:


                                                                       JULY 31
                                                                  1996         1995
                                                              -------------------------

 Raw ingredients and packaging                                 $410,341     $445,614
 Finished goods                                                  67,821      168,534
                                                              -------------------------
                                                               $478,162     $614,148
                                                              =========================

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        JULY 31
                                                                  1996           1995
                                                               -------------------------
 Industrial Development Revenue Bonds, due in varying
   semiannual principal payments through January 15,
   2011, interest payable semiannually at 8.5% (adjustable
   every three years beginning July 1998), secured by
   certain property, plant and equipment. (A)                   $ 3,232,000  $3,332,000

 Revolving credit loan, due July 11, 2000, interest payable
   quarterly at the base lending rate plus 1.5% (9.75% at
   July 31, 1996). (B)                                            1,350,000   1,200,000
 Term loan, interest payable quarterly at the base lending
   rate plus 2% (10.25% at July 31, 1996), principal
   payable in quarterly installments of $172,500 beginning
   August 1997, balance due May 1, 2002. (B)                      6,900,000     324,563
 Other                                                               84,483      87,657
                                                               -------------------------
                                                                 11,566,483   4,944,220
 Less amounts due within one year                                   110,000     100,000
                                                               -------------------------
 Long-term debt due after one year                              $11,456,483  $4,844,220
                                                               =========================

 (A) Under the terms of various Industrial Development Revenue Bond financing agreements, the Company is subject to various restrictive covenants which, among other things, require it to maintain certain financial covenants as defined in the agreements.

 (B) The revolving credit loan and term loan were made pursuant to a Loan and Security Agreement and are secured by a first or second security interest in essentially all assets of the Company now owned or subsequently acquired. The agreement has an interest rate option based on either a defined base lending rate or quoted Eurodollar rate. The agreement allows revolving loans up to the lesser of $1,500,000 or a defined borrowing base determined by accounts receivable and inventory. At July 31, 1996, maximum available borrowings on the revolving loan were approximately $1,480,000.



                                    23 of 33

                            Uncle B's Bakery, Inc.

3. LONG-TERM DEBT (CONTINUED)

     Borrowings up to the maximum of $6,900,000 could be drawn under the term loan through July 12, 1996, subject to the conditions in the agreement, and generally for property and equipment purchases. Term loan proceeds of $1,273,056 were held in a construction fund of which $952,773 was classified as noncurrent at July 31, 1996, and are to be utilized for payment of property and equipment purchases. The Company is required to pay a commitment fee of .5% per annum on the unused amount of the revolving credit and term loans. The agreement also provides for future interest rate reductions ranging from .25% to 1%, dependent on meeting certain leverage ratios.

     The agreement contains various restrictive covenants, including restrictions on capital expenditures, payment of dividends and additional debt. The Company is also required to maintain certain defined financial amounts and ratios including tangible net worth, interest coverage, leverage and indebtedness/cash flow.

In July 1995, in conjunction with the establishment of the long-term debt financing described above, the Company refinanced the Industrial Development Revenue Bonds at a 15% discount. The discount of $588,000, less certain unamortized deferred financing costs of $65,078, has been reflected as an extraordinary gain of $522,922 ($.15 per share) in fiscal 1995 (no income tax effect).

Aggregate maturities of long-term debt for each of the four years after July 31, 1997 are as follows:


  1998                                                               $   899,483
  1999                                                                   825,000
  2000                                                                 2,185,000
  2001                                                                   855,000
  Thereafter                                                           6,692,000
                                                                     -----------
                                                                     $11,456,483
                                                                     ===========

Due to the effect of the loss incurred by the Company in fiscal 1996, in October 1996 the lender amended certain financial covenants of the Loan and Security Agreement. In addition, the Company obtained a commitment from the lender whereby additional proceeds on the term loan of $250,000 would be provided (total of $7,150,000), and the lender at closing shall have the right to purchase common stock of $250,000 and will receive common stock warrants for 205,000 shares, both at an exercise price per share to be determined based on an average market price. The commitment is subject to certain terms and conditions and closing is expected to occur on or before November 29, 1996.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

In connection with a plant expansion, at July 31, 1996 the Company had commitments for additional purchases of property, plant and equipment totaling approximately $1.7 million.

                                    24 of 33

                            Uncle B's Bakery, Inc.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Company leases certain equipment under the terms of various operating leases. Rental expense was approximately $39,000 for fiscal 1996 and 1995. At July 31, 1996, future minimum lease payments under operating leases were not material.

The Company periodically enters into forward fixed-price purchase commitments with market risk. Management believes such commitments are routinely settled in the ordinary course of business and will have no adverse impact on the Company.

The Company has employment agreements with two officers for terms through July 1998, renewable annually thereafter. The agreements provide for a base salary with annual adjustments, as well as various insurance and other benefits. The agreements also provide certain registration rights for common shares held by the individuals, which entitle each officer to one company-paid registration, subject to certain restrictions.

In fiscal 1996 and 1995, the Company purchased equipment totaling approximately $2,347,000 and $55,000, respectively, which was sold or arranged by a bakery equipment distributor which is affiliated with a director of the Company.


5. INCOME TAXES

At July 31, 1996, net operating loss (NOL) carryforwards for income tax purposes were approximately $7.7 million, expiring in 2005 through 2011. Due to various capital transactions occurring in prior years, the Company will have annual limitations of approximately $323,000 on the utilization of approximately $4 million of the NOL carryforwards under Section 382 of the Internal Revenue Code. The remaining NOL carryforwards of approximately $3.7 million at July 31, 1996 are available without limitation.

Due to existing NOL carryforwards and a related valuation allowance, the Company has no net deferred tax asset or liability at July 31, 1996 or 1995. Components of the net deferred balance are as follows:


                                                                         JULY 31
                                                                    1996         1995
                                                                --------------------------

  Deferred tax assets:
   NOL carryforwards                                             $2,600,000   $1,608,000
   Accounting for new account allowances                            373,000       38,000
   Other                                                             67,000            -
  Deferred tax liability - tax depreciation in excess of
   financial statement amounts                                     (907,000)    (720,000)
  Net deferred tax asset                                          2,133,000      926,000
  Valuation allowance                                            (2,133,000)    (926,000)
                                                                --------------------------
  Net deferred balance                                           $        -   $        -
                                                                ==========================

                                   25 of 33

                            Uncle B's Bakery, Inc.

5. INCOME TAXES (CONTINUED)

A reconciliation of income tax expense (benefit) with the amount computed by applying the statutory federal income tax rate to the pre-tax income or loss is as follows:


                                                                    1996          1995
                                                                  ----------------------
  Expense (benefit) based on federal statutory rate               (1,216,000)     129,000
  Deferred benefit not recognized due to deferred tax
   valuation allowance                                             1,216,000            -
  Benefit from utilization of NOL carryforward                             -     (129,000)
                                                                   ----------------------
  Income tax expense (benefit)                                     $       -     $      -
                                                                   ======================

6. COMMON STOCK OPTIONS AND WARRANTS

At July 31, 1996, the Company had the following warrants outstanding for the purchase of common stock, all of which are currently exercisable. The warrants for 215,000 shares issued in July 1995 may be exercised for the purchase of either common stock or Series 1 convertible preferred stock, at the option of the holder. No warrants had been exercised as of July 31, 1996.

                NUMBER OF    EXERCISE PRICE
  ISSUE DATE     SHARES        PER SHARE         EXPIRATION
-------------------------------------------------------------


June 1993        283,500         $2.81       June 1998
October 1993     160,300         $3.75       October 1998
July 1995        215,000         $3.125      July 2005
               -----------
                 658,800
               ===========


The Company has established stock option plans pursuant to which options for up to 650,000 shares may be granted to employees and certain non-employees and 50,000 shares may be granted to directors. At July 31, 1996, options for an aggregate of 579,250 shares had been granted as shown below. The options become exercisable and vest based on the below vesting schedules. Vesting and exercisability under the employee plan representing 218,250 shares may be accelerated upon achieving certain profitability goals of the Company. Certain officer options also become fully vested in the event of a change in control of the Company. At July 31, 1996, no options had been exercised. The Company accounts for stock options in accordance with APB Opinion No. 25, and no compensation expense has been recorded in 1996 or 1995 related to stock options.


                                   26 of 33

                             Uncle B's Bakery, Inc.

6.  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)



                          NUMBER OF SHARES             EXERCISE
                      -------------------------         PRICE
  PLAN                OUTSTANDING   EXERCISABLE       PER SHARE             VESTING SCHEDULE                         EXPIRATION
---------------------------------------------------------------------------------------------------------------------------------


Employee                 335,000      335,000         $2.86 - 3.25      All currently vested                         2008 - 2009
Employee                 218,250       45,095         $2.75 - 3.25      33-1/3% each in third, eighth and
                                                                          ninth anniversary of grant                 2003 - 2005
Director                  16,000       10,000         $2.75 - 3.00      20% annually or at grant date                2003 - 2004
Non-employee              10,000       10,000            $2.86          All currently vested                            2010
                   --------------------------
                         579,250      400,095
                   ==========================

7.  STOCKHOLDERS' EQUITY

The Company's articles of incorporation provide for authorization of 10,000,000 shares of preferred stock. The board of directors may determine the preferences, rights and other terms of any preferred stock. At July 31, 1996, 215,000 shares of Series 1 convertible preferred stock had been authorized (none issued). The Series 1 preferred stock generally has no voting rights, has dividend rights ratable and on a parity with common stock, and is convertible into common stock on a share-for-share basis.


8.  EMPLOYEE BENEFIT PLAN

The Company has a profit-sharing and 401(k) plan covering substantially all full-time employees. Under the terms of the plan, participants may contribute up to 20% of their salary to the plan. Provisions of the plan also allow the Company to contribute annual amounts at the discretion of the Company's Board of Directors. Expense related to the plan was not material in 1996 or 1995.


9.  ECONOMIC DEVELOPMENT AND TRAINING INCENTIVES

In October 1995, the Company received economic development incentives from certain governmental agencies totaling $500,000 in cash, including a $375,000 direct incentive and a $125,000 forgivable loan. The $375,000 was recorded in income as a reduction to the related expenses. The $125,000 loan is forgiven if certain additional employment levels are met in the future. The forgivable loan was initially recorded as long-term debt and is amortized to income as the related employment levels are achieved (approximately $41,000 recognized through July 31, 1996). In connection with these incentive awards, the Company is contingently liable to repay a portion of the incentive if its employment level declines below a specified number prior to January 1998.

                                    27 of 33

                             Uncle B's Bakery, Inc.

9.  ECONOMIC DEVELOPMENT AND TRAINING INCENTIVES (CONTINUED)

In January 1996, the Company was also awarded a new jobs training incentive with potential training cost reimbursements totaling approximately $134,000. Through July 31, 1996, approximately $83,000 of the incentive had been earned and was recorded as a reduction of the related expenses.


10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial information for the fiscal years ended July 31, 1996 and 1995 is as follows:


                                                FIRST          SECOND           THIRD          FOURTH
                                               QUARTER         QUARTER         QUARTER         QUARTER        TOTAL
                                           ---------------------------------------------------------------------------

1996
Net sales                                  $ 4,034,981       $4,540,774      $4,513,563      $ 4,315,210   $17,404,528
Gross profit                                 2,024,109        2,064,407       2,205,297        1,224,751     7,518,564
Income (loss) before cumulative
 effect of accounting change                   150,202         (437,740)        (89,450)      (1,794,292)   (2,171,280)
Net loss                                    (1,255,848)        (437,740)        (89,450)      (1,794,292)   (3,577,330)
Per share:
  Income (loss) before
   cumulative effect of
   accounting change                       $       .04       $     (.12)     $     (.03)     $      (.51)  $      (.61)
  Net loss                                 $      (.35)      $     (.12)     $     (.03)     $      (.51)  $     (1.01)
Weighted average number of
 common and common
 equivalent shares outstanding               3,545,147        3,545,147       3,545,147        3,545,147     3,545,147

1995
Net sales                                  $ 3,776,678       $3,381,492      $4,023,180      $ 4,137,176   $15,318,526
Gross profit                                 1,734,961        1,593,953       1,875,024        1,719,020     6,922,958
Income (loss) before
 extraordinary gain                            120,745           38,519          57,796         (359,921)     (142,861)
Net income                                     120,745           38,519          57,796          163,001       380,061
Per share:
  Income (loss) before
   extraordinary gain                      $       .03       $      .01      $      .02      $      (.10)  $      (.04)
  Net income                               $       .03       $      .01      $      .02      $       .05   $       .11
Weighted average number of
 common and common
 equivalent shares outstanding               3,600,474        3,587,551       3,545,249        3,545,147     3,558,107


                                    28 of 33

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information contained under the heading "Election of Directors," "Executive Officers of the Company" and "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders (the "Proxy Statement"), which the Company will file within 120 days after the close of the Company's fiscal year, is hereby incorporated by reference.

Item 10.  Executive Compensation.

     The information under the heading "Executive Compensation" in the Proxy Statement is hereby incorporated by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 12.  Certain Relationships and Related Transactions.

     The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement is hereby incorporated by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


                                   29 of 33


Exhibit                                                            Sequentially
Number         Description                                         Numbered Page
-------        -----------                                         -------------

3.1            Restated Articles of Incorporation                        *
3.2            Restated Bylaws                                           *
3.3            Articles of Amendment dated July 12, 1995                ***
4.3            Form of Warrants issued to
                  Series 1993 Debenture Holders                          *
4.4            Industrial Development Revenue Bond Loan
                  Agreement and Security Agreement                       *
4.7            Supplemental Indenture No. 3 to Indenture
                  of Trust                                              **
4.8            Amendment No. 2 to Loan Agreement                        **
4.9            Reissuance Tax Certificate
                  Industrial Development Revenue Bonds                  **
4.10           Amended and Restated Loan Agreement
                  dated July 1, 1995                                    ***
4.11           Amended and Restated Indenture of Trust
                  dated July 1, 1995                                    ***
4.12           Warrant Agreement with Creditanstalt Corporate
                  Finance Inc. dated July 12, 1995                      ***
9.1            Voting Agreement Between William T. Rose,
                  Jr. and William T. Rose, Sr.                           *
10.1           Employment Agreement for William T. Rose, Jr.             *
10.2           Employment Agreement for William T. Rose, Sr.             *
10.3           1993 Stock Option Plan                                    *
10.4           Form of Incentive Stock Option Agreement                  *
10.5           Non-Employee Director Stock Option Plan                   *
10.6           Form of Non-Employee Option Agreement                     *
10.7           Non-Qualified Stock Option Agreement
                   for William T. Rose, Jr.                              *
10.8           Non-Qualified Stock Option Agreement
                   for William T. Rose, Sr.                              *
10.10          Bakery License Agreement -
                   Metz Baking Company                                  **
10.11          Employment Agreement dated April 20, 1995
                   for William Rose, Jr.                                ***
10.12          Employment Agreement dated April 20, 1995
                   for William Rose, Sr.                                ***
10.13          Non-Qualified Stock Option Agreement dated
                   October 18, 1994 for William Rose, Jr.               ***
10.14          Non-Qualified Stock Option Agreement dated
                   October 18, 1994 for William Rose, Sr.               ***
10.15          Loan and Security Agreement with
                   Creditanstalt Corporate Finance Inc. dated
                   July 12, 1995                                        ***
10.16          Purchase Order Dunbar Systems, Inc.                      ***
11             Statement Re:  Computation of Earnings per Share         33


                                   30 of 33

       *  Incorporated by Reference from Registrant's SB-2
      ** Incorporated by Reference from the Company's 1994 Form 10-KSB *** Incorporated by Reference from the Company's 1995 Form 10-KSB

(b)  Reports on Form 8-K

     None.


                                   31 of 33

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNCLE B'S BAKERY, INC.



Dated:  October 28, 1996               By: /s/ William T. Rose, Jr.
        ----------------                  -------------------------------------
                                          William T. Rose, Jr.
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Title                         Date

/s/ William T. Rose, Jr.         Chairman, President,          October 28, 1996
-----------------------------    Chief Executive Officer       ----------------
William T. Rose, Jr.             (Principal Executive Officer)
                                 and Director


/s/ Wm. Howard McClennan, Jr.    Chief Financial Officer       October 28, 1996
-----------------------------    (Principal Financial and      ----------------
Wm. Howard McClennan, Jr.        Accounting Officer)


/s/ William T. Rose, Sr.         Vice Chairman, Executive      October 28, 1996
-----------------------------    Vice President & Director     ----------------
William T. Rose, Sr.

/s/ Edward L. Campbell           Director                      October 28, 1996
-----------------------------                                  ----------------
Edward L. Campbell


                                   32 of 33