Form 10QSB
period 1996-10-31
UNCLE BS BAKERY INC
filed 1996-12-11
CIK 911886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
             (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    October 31, 1996
                                   ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
     For the transition period From ______________ to ______________
          Commission file number  0-22556
                                ------------

                              Uncle B's Bakery, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Iowa                                      42-1267239
--------------------------------           --------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                  441 Dubuque Street, Ellsworth, Iowa  50075
-------------------------------------------------------------------------------
                      (Address of principal executive offices)

                                (515) 836-4000
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes       No
                                                    ------   -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,656,258 shares as of November 29, 1996.

                                     INDEX
                              UNCLE B'S BAKERY, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed Balance Sheets -  October 31, 1996 and July 31, 1996

     Condensed Statements of Operations - Three months ended October 31, 1996 and 1995

     Condensed Statements of Cash Flows - Three months ended October 31, 1996 and 1995

     Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                        PART I - FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS:
                        ------------------------------
                             UNCLE B'S BAKERY, INC.
                            CONDENSED BALANCE SHEETS

                                                OCTOBER 31     JULY 31
                                                   1996          1996
                                               ------------  ------------
                                               (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                    $   723,929   $    65,565
  Accounts receivable                            1,791,966     1,690,319
  Inventories-Note 2                               730,965       478,162
  Prepaid expenses                                  14,132        88,307
                                               -----------   -----------
Total current assets                             3,260,992     2,322,353

Property, plant and equipment                   15,483,337    14,952,831
Less accumulated depreciation                    3,107,025     2,854,472
                                               -----------   -----------
  Net property, plant and equipment             12,376,312    12,098,359

Other assets:
  Construction fund balance                        720,903       952,773
  Intangible assets and deferred costs, net        494,241       509,453
                                               -----------   -----------
Total other assets                               1,215,144     1,462,226

Total assets                                   $16,852,448   $15,882,938
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 2,848,364   $ 2,291,329
  Accrued expenses                                 974,356       864,357
  Long-term debt due within one year               110,000       110,000
                                               -----------   -----------
Total current liabilities                        3,932,720     3,265,686

Long-term debt due after one year               11,490,965    11,456,483

Stockholders' equity-Note 5
  Common stock, $.01 par value:  40,000,000
   shares authorized, 3,545,147 shares
   issued and outstanding                           35,451        35,451
  Additional paid-in capital                     7,738,813     7,738,813
  Deficit                                       (6,345,501)   (6,613,495)
                                               -----------   -----------
Total stockholders' equity                       1,428,763     1,160,769
                                               -----------   -----------

Total liabilities and stockholders' equity     $16,852,448   $15,882,938
                                               ===========   ===========

Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              THREE MONTHS ENDED OCTOBER 31
                                             -------------------------------
                                                  1996             1995
                                             ---------------  --------------

Net sales                                        $6,381,279     $ 4,034,981
Cost of goods sold - Note 4                       3,935,819       2,010,872
                                                 ----------     -----------
     Gross profit                                 2,445,460       2,024,109

Distribution expense                                561,590         353,965
Selling, general and administrative
          expenses - Note 4                       1,490,484       1,391,036
                                                 ----------     -----------
                                                  2,052,074       1,745,001
                                                 ----------     -----------
Income from operations                              393,386         279,108

Other income (expense):
     Interest expense                              (123,638)       (154,679)
     Other                                           (1,754)         25,773
                                                 ----------     -----------
                                                   (125,392)       (128,906)
                                                 ----------     -----------

Income before income taxes and cumulative
          effect of accounting change               267,994         150,202

Income taxes                                            ---             ---
                                                 ----------     -----------
Income before cumulative effect
          of accounting change                      267,994         150,202
Cumulative effect to July 31, 1995
          of accounting change - Note 3                 ---      (1,406,050)
                                                 ----------     -----------
Net income (loss)                                $  267,994     $(1,255,848)
                                                 ==========     ===========

Earnings per share:
     Income before cumulative effect
          of accounting change                   $     0.08     $      0.04
     Cumulative effect of
          accounting change                      $      ---     $     (0.40)
     Net income (loss)                           $     0.08     $     (0.35)

Weighted average number of common
and common equivalent shares outstanding          3,545,147       3,545,147
                                                 ==========     ===========


See notes to condensed financial statements.

                            UNCLE B'S BAKERY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 THREE MONTHS ENDED OCTOBER 31
                                                 -----------------------------
                                                     1996            1995
                                                     ----            ----

OPERATING ACTIVITIES
  Net income (loss)                                 $ 267,994      $(1,255,848)
  Cumulative effect of accounting change                    -        1,406,050
  Depreciation and amortization                       271,654          226,422
  Loss on sale of equipment                            12,100                -
  Change in operating assets and liabilities          392,902         (403,676)
                                                    ---------      -----------

Net cash provided (used) by
  operating activities                                944,650          (27,052)

INVESTING ACTIVITIES
  Net additions of property, plant
     and equipment                                   (570,678)      (2,715,095)
  Proceeds from sale of equipment                      18,040                -
  Payments for other assets                                 -           (6,184)
                                                    ---------      -----------

Net cash used by investing activities                (552,638)      (2,721,279)

FINANCING ACTIVITIES
  Proceeds from revolving note payable                 50,000                -
  Proceeds from long-term debt                              -        2,906,211
  Decrease in construction fund balance               231,870                -
  Payments of long-term debt                          (15,518)         (87,657)
                                                    ---------      -----------

Net cash provided by
  financing activities                                266,352        2,818,554
                                                    ---------      -----------

Net increase in cash
  and cash equivalents                                658,364           70,223

Cash and cash equivalents at beginning
  of period                                            65,565          164,060
                                                    ---------      -----------

Cash and cash equivalents at end
  of period                                         $ 723,929      $   234,283
                                                    =========      ===========

See notes to condensed financial statements

                            UNCLE B'S BAKERY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                         October 31      July 31
                                            1996           1996
                                         ----------      --------
Raw ingredients and packaging            $476,126        $410,341
Finished goods                            254,839          67,821
                                         --------        --------
  Total inventories                      $730,965        $478,162
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

NOTE 5 - SUBSEQUENT EVENT

The Company signed an agreement on November 15, 1996 increasing the availability under its term loan by an additional $250,000. This amount has since been drawn down by the Company. In connection with this additional funding, an affiliate of the lender purchased 111,111 shares of common stock for $2.25 per share, and another affiliate of the lender received warrants to purchase 205,000 shares of preferred stock and/or common stock at an exercise price of $2.25 per share.
The warrants will expire November 15, 2006.

                            UNCLE B'S BAKERY, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS:
------------------------------------------------

RESULTS OF OPERATIONS

Net sales increased 58.1% in the first quarter ended October 31, 1996 to $6,381,279, an increase of $2,346,298 over the same period of the prior year.
Of this net sales increase, 13.9% was attributed to Uncle B's branded product sales, while the bake off product introduced in the fourth quarter of last year accounted for 86.1% of the increase. The growth of the Company's branded bagels reflects continuing demand for the Company's products, the Company's emphasis on quality and innovation and increased sales price.

Gross profit in the first quarter increased 20.8% to $2,445,460 from $2,024,109 for the same period of the prior year. Gross profit as a percent of net sales in the first quarter was 38.3% versus 50.2% in the same period of the prior year. Gross profit was impacted by manufacturing inefficiencies related to the plant expansion and the introduction of the new bake off product, however, this improved significantly from the fourth quarter of fiscal 1996. The decrease also reflects the lower margin for the bake off product which comprised 31.7% of revenue during the quarter ended October 31, 1996. Excluding the favorable impact of an economic development incentive on gross profit for the prior year's first quarter, gross profit would have increased 39.8% in the first quarter of 1997.

Distribution expense comprised 8.8% of net sales in the first quarter of both 1997 and 1996.

Selling, general and administrative expenses in the first quarter of 1997 were $1,490,484, an increase of $99,448 or 7.1%. Selling, general and administrative expenses as a percentage of net sales were 23.4% versus 34.5% for the same period of the prior year. The primary reason for the decrease in this percentage is the addition of the bake off revenue (31.7% of net sales) which has minimal selling, general and administrative expenses compared to the Company's branded products. Advertising, trade allowances, promotion and slotting expenses decreased 5.5% to $816,310 from $863,852 for the same period of the prior year while net branded sales increased 13.9% in the current quarter. These expenses as a percent of net branded sales in the first quarter were 18.7% versus 21.4% in the same period of the prior year.

As a result of the factors described above, the income for the first quarter ended October 31, 1996 was $267,994 which was an increase of 78.4% compared to $150,202 (before cumulative effect of accounting change) for the same period of the prior year.


LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations was $944,650 for the three months ended October 31, 1996, an increase of $971,702 from the prior year. The improvement in income before cumulative effect of accounting change and working capital, accounts for this change.

Cash used by investing activities was $552,638 for the three months ended October 31, 1996, a decrease of $2,168,641 over the same period of the prior year. The primary uses of investment funds were equipment acquisitions and installation related to the plant expansion program which began in the first quarter of fiscal year 1996.

Cash provided by financing activities was $266,532 for the three months ended October 31, 1996, primarily due the decrease in the construction fund balance. In November 1996, the Company received additional loan proceeds and equity financing totaling $500,000, as described in Note 5 to the Condensed Financial Statements.

The Company believes that its anticipated cash flow from operations together with its existing credit facilities and the proceeds of the November 1996 financing will provide it with adequate resources for its liquidity and capital expenditure needs during fiscal 1997.

                         PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
------- ------------------
        None

ITEM 2. CHANGES IN SECURITIES:
------- ----------------------
        See Note 5 to the Condensed Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
------- --------------------------------
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------- ----------------------------------------------------
        None

ITEM 5. OTHER INFORMATION:
------- ------------------
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
------- ---------------------------------

     (a)          The following exhibits are included herein:

          4.13    First Amendment to Warrant Agreement with Creditanstalt American Corporation, dated November 15, 1996

         10.17    Waiver and First Amendment to Loan and Security Agreement with Creditanstalt Corporate
                  Finance, Inc., dated October 28, 1996

         10.18    Second Amendment to Loan and Security Agreement with Creditanstalt Corporate Finance, Inc., dated November 15, 1996

         11       Statement re: computation of earnings per share

         27       Financial Data Schedule (included in electronic filing only)

     (b)          The Company did not file any reports on Form 8-K during the three months ended October 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Uncle B's Bakery, Inc.
                                            --------------------------------
                                                          (Registrant)



Date     December 10, 1996                  /s/ Wm. Howard McClennan, Jr.
    ---------------------------             --------------------------------
                                                Wm. Howard McClennan, Jr.
                                                Chief Financial Officer





Date     December 10, 1996                  /s/ William T. Rose, Jr.
    ---------------------------             --------------------------------
                                                William T. Rose, Jr.
                                                Chairman and CEO