Form 10QSB
period 1997-01-31
UNCLE BS BAKERY INC
filed 1997-03-13
CIK 911886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
             (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    January 31, 1997
                                             ----------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
       For the transition period from ________________ to ________________

                       Commission file number   0-22556
                                              -----------

                            Uncle B's Bakery, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Iowa                                              42-1267239
-------------------------------                         ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                  441 Dubuque Street, Ellsworth, Iowa  50075
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (515) 836-4000
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes      No
                                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,656,258 shares as of February 28, 1997.

                                     INDEX
                             UNCLE B'S BAKERY, INC.


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheets -  January 31, 1997 and July 31, 1996

   Condensed Statements of Operations - Three months ended January 31, 1997 and 1996; Six months ended January 31, 1997 and 1996.

   Condensed Statements of Cash Flows - Six months ended January 31, 1997 and 1996

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

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------

                             UNCLE B'S BAKERY, INC.

                            CONDENSED BALANCE SHEETS

                                                  JANUARY 31     JULY 31
                                                     1997          1996
                                                 ------------  ------------
                                                 (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                      $   322,858   $    65,565
  Accounts receivable                              1,796,704     1,690,319
  Inventories-Note 2                                 684,616       478,162
  Prepaid expenses                                   111,029        88,307
                                                 -----------   -----------
Total current assets                               2,915,207     2,322,353

Property, plant and equipment                     16,630,521    14,952,831
Less accumulated depreciation                      3,358,203     2,854,472
                                                 -----------   -----------
  Net property, plant and equipment               13,272,318    12,098,359

Other assets:
  Construction fund balance                          467,706       952,773
  Intangible assets and deferred costs, net          493,781       509,453
                                                 -----------   -----------
Total other assets                                   961,487     1,462,226

Total assets                                     $17,149,012   $15,882,938
                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $ 2,530,263   $ 2,291,329
  Accrued expenses                                 1,139,898       864,357
  Long-term debt due within one year                 472,500       110,000
                                                 -----------   -----------
Total current liabilities                          4,142,661     3,265,686

Long-term debt due after one year                 11,312,258    11,456,483

Stockholders' equity-Note 5
  Common stock, $.01 par value:  40,000,000
   shares authorized, 3,656,258 shares
   issued and outstanding at January 31, 1997
   (1996-3,545,147)                                   36,563        35,451
  Additional paid-in capital                       7,987,701     7,738,813
  Deficit                                         (6,330,171)   (6,613,495)
                                                 -----------   -----------
Total stockholders' equity                         1,694,093     1,160,769
                                                 -----------   -----------

Total liabilities and stockholders' equity       $17,149,012   $15,882,938
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

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JANUARY 31                         JANUARY 31
                                               1997                1996             1997           1996
                                        -------------------  -----------------  -------------  ------------

Net sales                                       $5,589,613         $4,540,774    $11,970,892   $ 8,575,755
Cost of goods sold-Note 4                        3,565,080          2,476,367      7,500,899     4,487,239
                                                ----------         ----------    -----------   -----------
     Gross profit                                2,024,533          2,064,407      4,469,993     4,088,516

Distribution expense                               367,016            386,996        928,606       740,962
Selling, general and
 administrative expense-Note 4                   1,519,303          1,994,106      3,009,787     3,385,142
                                                ----------         ----------    -----------   -----------
                                                 1,886,319          2,381,102      3,938,393     4,126,104
                                                ----------         ----------    -----------   -----------
Income (loss) from operations                      138,214           (316,695)       531,600       (37,588)

Other income (expense):
     Interest expense                             (134,916)          (124,636)      (258,554)     (256,832)
     Other                                          12,032              3,591         10,278         6,873
                                                ----------         ----------    -----------   -----------
                                                  (122,884)          (121,045)      (248,276)     (249,959)
                                                ----------         ----------    -----------   -----------
Income (loss) before income taxes
 and cumulative effect of
 accounting change                                  15,330           (437,740)       283,324      (287,547)

Income taxes                                             -                  -              -             -
                                                ----------         ----------    -----------   -----------
Income (loss) before cumulative
      effect of accounting change                   15,330           (437,740)       283,324      (287,547)
Cumulative effect to July 31  1995
  of accounting change-Note 3                            -                  -              -    (1,406,050)
                                                ----------         ----------    -----------   -----------
Net income (loss)                               $   15,330         $ (437,740)   $   283,324   $(1,693,597)
                                                ==========         ==========    ===========   ===========

Earnings per share:
     Income (loss) before cumulative
       effect of accounting change                    0.00              (0.12)          0.08         (0.08)
     Cumulative effect of accounting
       change                                            -                  -              -         (0.40)
     Net income (loss)                                0.00              (0.12)          0.08         (0.48)

Weighted average number of common
      and common equivalent
       shares outstanding                        3,670,605          3,545,147      3,644,987     3,545,147
                                                ==========         ==========    ===========   ===========

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 SIX MONTHS ENDED JANUARY 31
                                                -----------------------------
                                                    1997            1996
                                                -------------  --------------

OPERATING ACTIVITIES
  Net income (loss)                              $   283,324     $(1,693,597)
  Cumulative effect of accounting change                   -       1,406,050
  Depreciation and amortization                      544,048         461,673
  Loss on sale of equipment                           14,441               -
  Change in operating assets and liabilities         190,400         (54,092)
                                                 -----------     -----------

Net cash provided by
  operating activities                             1,032,213         120,034

INVESTING ACTIVITIES
  Net additions of property, plant
     and equipment                                (1,745,655)     (3,316,842)
  Proceeds from sale of equipment                     32,165               -
  Payments for other assets                          (14,772)         (6,184)
                                                 -----------     -----------

Net cash used by investing activities             (1,728,262)     (3,323,026)

FINANCING ACTIVITIES
  Proceeds from revolving note payable                50,000               -
  Proceeds from long-term debt                       250,000       3,466,802
  Decrease in construction fund balance              485,067               -
  Payments of long-term debt                         (81,725)       (137,657)
  Proceeds from sale of common stock                 250,000               -
                                                 -----------     -----------

Net cash provided by
  financing activities                               953,342       3,329,145
                                                 -----------     -----------

Net increase in cash
  and cash equivalents                               257,293         126,153

Cash and cash equivalents at beginning
  of period                                           65,565         164,060
                                                 -----------     -----------

Cash and cash equivalents at end
  of period                                      $   322,858     $   290,213
                                                 ===========     ===========

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                         January 31  July 31
                                           1997        1996
                                         ----------  --------
Raw ingredients and packaging              $575,413  $410,341
Finished goods                              109,203    67,821
                                           --------  --------
  Total inventories                        $684,616  $478,162
                                           ========  ========


NOTE 3 - CHANGE IN ACCOUNTING METHOD

Effective August 1, 1995, the Company changed its method of accounting for new account allowances (fees paid to customers to obtain retail shelf or warehouse space) from the capitalization method (with amortization over 12-36 months) to expensing the costs as incurred. The change was made to conform with predominant industry practice and because the new method is more practical to account for and will reflect more conservative accounting. The change has been applied retroactively to costs paid in prior years and results in a cumulative effect adjustment of $1,406,050 (no income tax effect) which is included in the net loss for the six months ended January 31, 1996.


NOTE 4 - ECONOMIC DEVELOPMENT AND TRAINING INCENTIVES

In fiscal 1996, the Company received economic development and training incentives from certain governmental agencies. Incentives totaling $375,000 were recorded in income for the first quarter ended October 31, 1995 as a reduction to cost of goods sold ($275,000) and selling, general and administrative expense ($100,000). Training incentives of $50,000 were earned in the second quarter ended January 31, 1996 and recorded as a reduction to cost of goods sold.

NOTE 5 - ADDITIONAL CAPITAL FUNDING

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

                             UNCLE B'S BAKERY, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS:
-------    -------------------------------------

RESULTS OF OPERATIONS

Net sales increased 23.1% in the second quarter ended January 31, 1997 to $5,589,613, an increase of $1,048,839 over the same period of the prior year. The primary factor in the growth of the Company's net sales is due to the bake off product which was introduced in the fourth quarter of last year. Year to date net sales for the first six months were $11,970,892, an increase of 39.6% over the same period of the prior year.

Gross profit in the second quarter decreased 1.9% to $2,024,533 from $2,064,407 for the same period of the prior year. Gross profit as a percent of net sales in the second quarter was 36.2% versus 45.5% in the same period of the prior year. The decrease reflects the lower margin for the bake off product which comprised 38.2% of net sales during the quarter ended January 31, 1997, along with production efficiencies that were affected by approximately seven days of downtime due to installation of new equipment and severe winter weather in January. Gross profit for the first half was $4,469,993 or 37.3% of net sales versus 47.7% for the same period of the prior year. Excluding the favorable impact of an economic development incentive on gross profit for the six months ended January 31, 1996, gross profit would have increased 18.8% in the first half of 1997.

For the second quarter ended January 31, 1997, distribution expense totaled $367,016 or 6.6% of net sales versus 8.5% in the prior year. The decrease is due to the bake off product shipping costs being absorbed by the customer. Distribution expenses for the six months ended January 31, 1997 was 7.8% of net sales versus 8.6% for the same period of the prior year.

Selling, general and administrative expenses in the second quarter of 1997 were $1,519,303, a decrease of $474,803 or 23.8%. Selling, general and administrative expenses as a percentage of net sales were 27.2% versus 43.9% for the same period of the prior year. The primary reason for the decrease in this percentage is the addition of the bake off sales (38.2% of net sales) which has minimal selling, general and administrative expenses compared to the Company's branded products. Advertising, trade allowances, promotion and slotting expenses decreased to $879,375 from $1,253,833 for the same period of the prior year. The Company has instituted a program of selective advertising and promotional spending that focuses on profitability by supporting the Company's more profitable supermarket customers. First half selling, general and administrative expenses were $3,099,787, a decrease of $375,355 from the same period of the prior year.

As a result of the factors described above, net income for the second quarter ended January 31, 1997 was $15,330 compared to a net loss of $437,740 for the same period of the prior year. The net income for the first six months was $283,324 compared to a loss before cumulative effect of accounting change of $287,547 for the same period of the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations was $1,032,213 for the six months ended January 31, 1997, an increase of $912,179 from the prior year. The improvement in income before cumulative effect of accounting change and working capital, accounts for this change.

Cash used by investing activities was $1,728,262 for the six months ended January 31, 1997, a decrease of $1,594,764 over the same period of the prior year. The primary uses of investment funds were equipment acquisitions and installation related to the plant expansion program which began in the first quarter of fiscal year 1996.

Cash provided by financing activities was $953,342 for the six months ended January 31, 1997, which was due to the decrease in the construction fund balance, and proceeds from debt and sale of stock. In November 1996, the Company received additional loan proceeds and equity financing totaling $500,000, as described in Note 5 to the Condensed Financial Statements.

The Company believes that its anticipated cash flow from operations together with its existing credit facilities will provide it with adequate resources for its liquidity and capital expenditure needs during fiscal 1997.

                         PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
------- ------------------
        None

ITEM 2. CHANGES IN SECURITIES:
------- ----------------------
        None

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

ITEM 5. OTHER INFORMATION:
------- ------------------
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
------- ---------------------------------
        (a)  The following exhibits are included herein:

             11   Statement re: computation of earnings per share

             27   Financial Data Schedule (included in electronic filing only)

        (b) The Company did not file any reports on Form 8-K during the six months ended January 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Uncle B's Bakery, Inc.
                                         -----------------------------------
                                                    (Registrant)



Date    March 12, 1997                      /s/ Wm. Howard McClennan, Jr.
     --------------------                -----------------------------------
                                         Wm. Howard McClennan, Jr.
                                         Chief Financial Officer





Date    March 12, 1997                        /s/ William T. Rose, Jr.
     --------------------                -----------------------------------
                                         William T. Rose, Jr.
                                         Chairman and CEO