Form 10QSB
period 1997-04-30
UNCLE BS BAKERY INC
filed 1997-06-16
CIK 911886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                 FORM 10-QSB - Quarterly or Transitional Report
             (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       April 30, 1997
                                       ----------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
      For the transition period From  ______________________to__________________
                Commission file number       0-22556
                                      ----------------------

                            Uncle B's Bakery, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Iowa                                     42-1267239
----------------------------------     -----------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


                  441 Dubuque Street, Ellsworth, Iowa  50075
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

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,656,258 shares as of May 30, 1997.
                                        --------------------------------------

                                     INDEX
                             UNCLE B'S BAKERY, INC.


Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed Balance Sheets -  April 30, 1997 and July 31, 1996

     Condensed Statements of Operations - Three months ended April 30, 1997 and 1996; Nine months ended April 30, 1997 and 1996.

     Condensed Statements of Cash Flows - Nine months ended April 30, 1997 and 1996

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

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------
                             UNCLE B'S BAKERY, INC.
                            Condensed Balance Sheets

                                                 April 30      July 31
                                                   1997          1996
                                               ------------  ------------
                                               (Unaudited)      (Note)
Assets
Current assets:
  Cash and cash equivalents                    $   331,979   $    65,565
  Accounts receivable                            1,621,543     1,690,319
  Inventories-Note 2                               601,807       478,162
  Prepaid expenses                                  90,175        88,307
                                               -----------   -----------
Total current assets                             2,645,504     2,322,353

Property, plant and equipment                   17,597,284    14,952,831
Less accumulated depreciation                    3,617,786     2,854,472
                                               -----------   -----------
  Net property, plant and equipment             13,979,498    12,098,359

Other assets:
  Construction fund balance                        261,653       952,773
  Deferred costs and other, net                    477,768       509,453
                                               -----------   -----------
Total other assets                                 739,421     1,462,226

Total assets                                   $17,364,423   $15,882,938
                                               ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                             $ 3,184,772   $ 2,291,329
  Accrued expenses                               1,078,155       864,357
  Long-term debt due within one year-Note 5     11,784,758       110,000
                                               -----------   -----------
Total current liabilities                       16,047,685     3,265,686

Long-term debt due after one year-Note 5               ---    11,456,483

Stockholders' equity-Note 5
  Common stock, $.01 par value:  40,000,000
   shares authorized, 3,656,258 shares
   issued and outstanding at April 30, 1997
   (1996-3,545,147)                                 36,563        35,451
  Additional paid-in capital                     7,987,701     7,738,813
  Deficit                                       (6,707,526)   (6,613,495)
                                               -----------   -----------
Total stockholders' equity                       1,316,738     1,160,769
                                               -----------   -----------

Total liabilities and stockholders' equity     $17,364,423   $15,882,938
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

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       Condensed Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                           April 30                        April 30
                                                   1997                1996          1997           1996
                                                   ----                ----          ----           ----

Net sales                                       $5,330,566          $4,513,563    $17,301,458    $13,089,318
Cost of goods sold                               3,752,128           2,308,266     11,253,027      6,795,505
                                                ----------          ----------    -----------    -----------
     Gross profit                                1,578,438           2,205,297      6,048,431      6,293,813

Distribution expense                               384,401             386,137      1,313,007      1,127,099
Selling, general and
 administrative expense                          1,441,795           1,793,390      4,451,582      5,178,532
                                                ----------          ----------    -----------    -----------
                                                 1,826,196           2,179,527      5,764,589      6,305,631
                                                ----------          ----------    -----------    -----------
Income (loss) from operations                     (247,758)             25,770        283,842        (11,818)

Other income (expense):
     Interest expense                             (136,736)           (121,899)      (395,290)      (378,731)
     Other                                           7,139               6,679         17,417         13,552
                                                ----------          ----------    -----------    -----------
                                                  (129,597)           (115,220)      (377,873)      (365,179)
                                                ----------          ----------    -----------    -----------
Loss before income taxes
 and cumulative effect of
 accounting change                                (377,355)            (89,450)       (94,031)      (376,997)

Income taxes                                             -                   -              -              -
                                                ----------          ----------    -----------    -----------
Loss before cumulative
     effect of accounting change                  (377,355)            (89,450)       (94,031)      (376,997)
Cumulative effect to July 31, 1995
     of accounting change-Note 3                         -                   -              -     (1,406,050)
                                                ----------          ----------    -----------    -----------
Net loss                                        $ (377,355)         $  (89,450)   $   (94,031)   $(1,783,047)
                                                ==========          ==========    ===========    ===========

Earnings per share:
     Loss before cumulative
       effect of accounting change                   (0.10)              (0.03)         (0.03)         (0.10)
     Cumulative effect of accounting
       change                                            -                   -              -          (0.40)
     Net loss                                        (0.10)              (0.03)         (0.03)         (0.50)

Weighted average number of common
       and common equivalent
       shares outstanding                        3,656,258           3,545,147      3,613,116      3,545,147
                                                ==========          ==========    ===========    ===========

See notes to condensed financial statements

                            UNCLE B'S BAKERY, INC.
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended April 30
                                                           -----------------------------
                                                              1997              1996
                                                           -----------       -----------
Operating activities
     Net loss                                              $   (94,031)      $(1,783,047)
     Cumulative effect of accounting change                          -         1,406,050
     Depreciation and amortization                             819,644           705,330
     (Gain) loss on sale of equipment                           14,441            (2,000)
     Change in operating assets and liabilities              1,067,707          (197,283)
                                                           -----------       -----------
Net cash provided by
  operating activities                                       1,807,761           129,050

Investing activities
     Net additions of property, plant
        and equipment                                       (2,718,135)       (4,123,585)
     Proceeds from sale of equipment                            32,165             2,000
     Payments for other assets                                 (14,772)           (6,240)
                                                           -----------       -----------
Net cash used by investing activities                       (2,700,742)       (4,127,825)

Financing activities
     Proceeds from revolving note payable                       50,000                 -
     Proceeds from long-term debt                              250,000         4,077,304
     Decrease in construction fund balance                     691,120                 -
     Payments of long-term debt                                (81,725)         (151,451)
     Proceeds from sale of common stock                        250,000                 -
                                                           -----------       -----------
Net cash provided by
  financing activities                                       1,159,395         3,925,853
                                                           -----------       -----------
Net increase (decrease) in cash
  and cash equivalents                                         266,414           (72,922)

Cash and cash equivalents at beginning
  of period                                                     65,565           164,060
                                                           -----------       -----------
Cash and cash equivalents at end
  of period                                                $   331,979       $    91,138
                                                           ===========       ===========

                  See notes to condensed financial statements

                            UNCLE B'S BAKERY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1996.


Note 2 - Inventories

Inventories consist of the following:
                                         April 30  July 31
                                           1997      1996
                                         --------  --------
Raw ingredients and packaging            $451,888  $410,341
Finished goods                            149,919    67,821
                                         --------  --------
     Total inventories                   $601,807  $478,162
                                         ========  ========


Note 3 - Change in Accounting Method

Effective August 1, 1995, the Company changed its method of accounting for new account allowances (fees paid to customers to obtain retail shelf or warehouse space) from the capitalization method (with amortization over 12-36 months) to expensing the costs as incurred. The change was made to conform with predominant industry practice and because the new method is more practical to account for and will reflect more conservative accounting. The change has been applied retroactively to costs paid in prior years and results in a cumulative effect adjustment of $1,406,050 (no income tax effect) which is included in the net loss for the nine months ended April 30, 1997.


Note 4 - Economic Development and Training Incentives

In fiscal 1996, the Company received economic development and training incentives from certain governmental agencies. Incentives totaling $375,000 were recorded in income for the first quarter ended October 31, 1995 as a reduction to cost of goods sold ($275,000) and selling, general and administrative expense ($100,000). Training incentives of $87,000 were earned in the nine months ended April 30, 1996 and recorded as a reduction to cost of goods sold.

Note 5 - Long-Term Debt and Stockholders' Equity

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

Due to the effect of the third quarter net loss, as of April 30, 1997 the Company did not meet certain financial covenants of its primary loan agreement. Although a waiver was received from the lender for the violations as of April 30, 1997, the Company projects it will not comply with existing covenants at July 31, 1997 and continuing for certain periods thereafter. The Company believes that future violations will also be waived and/or satisfactory amendments to the covenants will be made. While the lender has expressed its intention not to call the loan, due to the lack of a more comprehensive waiver or amendment at this time the long-term debt has been reclassified as a current liability for financial statement reporting purposes.

                            UNCLE B'S BAKERY, INC.

ITEM 2.   Management's Discussion and Analysis:
-------   -------------------------------------

Results of Operations

Net sales increased 18.1% in the third quarter ended April 30, 1997 to $5,330,566, an increase of $817,003 over the same period of the prior year. The primary factor in the growth of the Company's net sales is due to the bake off product which was introduced in the fourth quarter of last year. Year to date net sales for the first nine months were $17,301,458, an increase of 32.2% over the same period of the prior year.

Gross profit in the third quarter decreased 28.4% to $1,578,438 from $2,205,297 for the same period of the prior year. Gross profit as a percent of net sales in the third quarter was 29.6% versus 48.9% in the same period of the prior year. The decrease reflects manufacturing inefficiencies related to new equipment installation, additional new product specification requirements, along with the lower margin for the bake off product which comprised 32.0% of net sales during the quarter ended April 30, 1997. The manufacturing inefficiencies were primarily related to labor and utility costs. Gross profit for the first nine months was $6,048,431 or 35.0% of net sales versus 48.1% for the same period of the prior year.

For the third quarter ended April 30, 1997, distribution expense totaled $384,401 or 7.2% of net sales versus 8.6% in the prior year. The decrease is due to the bake off product shipping costs being absorbed by the customer. Distribution expenses for the nine months ended April 30, 1997 was 7.6% of net sales versus 8.6% for the same period of the prior year.

Selling, general and administrative expenses in the third quarter of 1997 were $1,441,795, a decrease of $351,595 or 19.6%. The decrease is primarily related to reduced advertising, trade allowances, promotion and slotting expenses which decreased from $1,105,248 to $777,669. Selling, general and administrative expenses as a percentage of net sales were 27.0% versus 39.7% for the same period of the prior year. The primary reason for the decrease in this percentage is the addition of the bake off sales (32.0% of net sales) which has minimal selling, general and administrative expenses compared to the Company's branded products. In the first nine months, selling, general and administrative expenses were $4,451,582, a decrease of $726,950 from the same period of the prior year.

As a result of the factors described above, net loss for the third quarter ended April 30, 1997 was $377,355 compared to a net loss of $89,450 for the same period of the prior year. The net loss for the first nine months was $94,031 compared to a loss before cumulative effect of accounting change of $376,997 for the same period of the prior year.

Liquidity and Sources of Capital

Cash provided by operations was $1,807,761 for the nine months ended April 30, 1997, an increase of $1,678,711 from the prior year. The improvement in income from operations and changes in working capital accounts for a majority of this increase.

Cash used by investing activities was $2,700,742 for the nine months ended April 30, 1997, a decrease of $1,405,450 over the same period of the prior year. The primary uses of investment funds were equipment acquisitions and installation related to the plant expansion program.

Cash provided by financing activities was $1,159,395 for the nine months ended April 30, 1997, which was due to the decrease in the construction fund balance, and proceeds from debt and sale of stock. In November 1996, the Company received additional loan proceeds and equity financing totaling $500,000, as described in Note 5 to the Condensed Financial Statements.

Due to a reduction in sales volume during the third quarter and projected sales volumes over the next three quarters because of the mutual cancellation of a contract (see Item 5. Other Information), the Company believes its short-term liquidity will be adversely affected. As a result, the Company has implemented various action plans in order to maintain adequate cash flow. Employment levels have been reduced, resulting in an overall decrease in employment of approximately 30%. In addition, various reductions in operational expenses are being implemented. The Company is aggressively pursuing new business to replace the lost volume. To date, the Company has acquired new business which will replace approximately 30% of the lost sales volume. Initial shipments will begin in late July. The Company anticipates procuring additional new business over the next 90-120 days.

In order to manage its working capital, the Company has not made timely payments to certain trade creditors and has routinely extended payment of trade payables beyond standard terms. However, to date delivery of goods from suppliers has not been adversely affected. The Company expects this to continue over the near term.

At April 30, 1997, the Company did not meet certain financial covenants of its primary loan agreement. The lender has subsequently waived these violations. The Company projects it will not comply with the existing covenants at July 31, 1997 and continuing for certain periods thereafter, however, it believes that these violations will also be waived or that satisfactory amendments to the covenants will be made. The lender has indicated a willingness to work with the Company during this period of cash constraint. Due to a lack of a more comprehensive waiver or amendment at this time, the long-term debt has been reclassified as a current liability for financial statement reporting purposes. Beginning August 1, 1997 quarterly principal payments on a term loan of $178,750 will be due. The Company is also presently pursuing various other sources of new capital.

There can be no assurance as to the ultimate outcome of the constraint on short-term liquidity. However, the Company believes its projected operating cash flow and existing credit facilities, along with its expectation to defer or restructure certain obligations and/or to obtain additional capital, will be sufficient to maintain adequate liquidity.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:
----------------------------
          None

ITEM 2.   CHANGES IN SECURITIES:
--------------------------------
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
------------------------------------------
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
--------------------------------------------------------------
          None

ITEM 5.   OTHER INFORMATION:
----------------------------
          On May 28, 1997 the Company announced that the Co-Packaging Agreement with Heinz Bakery Products, Inc. ("Heinz") had been mutually cancelled. This was replaced with a Strategic Partner Agreement with Heinz.

          The Co-Packaging Agreement with Heinz was to produce, package and label uncooked bagels according to specification. As a partial result of this contract, the Company had previously estimated that sales for the fiscal year 1997 would increase approximately 40-50%. The Company now anticipates sales for the fiscal year will only increase in the range of 18-20%. Both the sales and net income for the third and fourth quarters will be adversely affected with the major sales impact occurring in the fourth quarter.

          Cancellation of the Co-Packaging Agreement was due to problems encountered with ingredients supplied by outside suppliers which impacted the Company's ability to deliver product. In addition, Uncle B's believed it should not absorb the additional costs of customer specification changes not contained in its original agreement.

          The Strategic Development Partner Agreement executed by the Company and Heinz defines their desire for Uncle B's to be its preferred supplier of par baked and fully baked bagels. This new agreement utilizes the Company's expertise and is for a term of three years with no guaranteed volumes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------
     (a)       The following exhibits are included herein:

          11   Statement re: computation of earnings per share

          27   Financial Data Schedule (included in electronic filing only)

     (b) The Company did not file any reports on Form 8-K during the nine months ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Uncle B's Bakery, Inc.
                                       ----------------------------------------
                                                     (Registrant)



Date      June 16, 1997                       /s/ Wm. Howard McClennan, Jr.
    -----------------------            ----------------------------------------
                                       Wm. Howard McClennan, Jr.
                                       Chief Financial Officer





Date      June 16, 1997                         /s/ William T. Rose, Jr.
    ------------------------           ----------------------------------------
                                       William T. Rose, Jr.
                                       Chairman and CEO