Form 10KSB
period 1997-07-31
UNCLE BS BAKERY INC
filed 1997-10-30
CIK 911886

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549
                                 FORM 10-KSB

(Mark One)
XX Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
--
   Act of 1934 for the fiscal year ended July 31, 1997 or

__ Transition report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from _______________ to
   ________________.

                   For the fiscal year ended July 31, 1997
                                             -------------
                       Commission file number  0-22556
                                              ---------

                           UNCLE B'S BAKERY, INC.
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Iowa                               42-1267239
      -------------------------------             --------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

    441 Dubuque Street, Ellsworth, Iowa                    50075
    -----------------------------------                 -----------
 (Address of principal executive offices)                (Zip Code)

Issuer's  telephone number:                 (515) 836-4000
                                           ----------------
Securities registered pursuant to Section 12(b) of the Exchange Act:

          Title of each class        Name of each exchange on which registered
        ________________________            ___________________________
        ________________________            ___________________________

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.01 Par Value
  ------------------------------------------------------------------------
                              (Title of class)

  ------------------------------------------------------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $20,778,565
                                                         ------------

The aggregate market value of the voting stock held by non-affiliates of the issuer as of September 30, 1997, was approximately $1,986,386 (based on the closing price of such stock as reported by NASDAQ on such date).

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997 was: Common Stock, $.01 par value; 3,656,258 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III, as specifically set forth in said Part III.

Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                              ---   ---

                                   PART I


        Unless the context indicates otherwise, all references to the "Company," "Uncle B's" or "Registrant" in this Annual Report on Form 10-KSB relates to Uncle B's Bakery, Inc. The following United States trademarks owned by the Company appear in this Form 10-KSB: Uncle B's(R), Millspring(TM), RESEALABLE ZIP STRIP(TM) and Bagel To Go(TM).

Item 1. Description of Business.

GENERAL

        Uncle B's Bakery, Inc. is a commercial bakery whose "Uncle B's" and "Millspring" brands of fresh-tasting, never frozen bagels are displayed and sold through supermarket refrigerated dairy cases and supermarket bread aisles and deli departments. The Company's products, an alternative to frozen bagels, are currently available in approximately 11,000 supermarkets in 47 states, including locations in 38 of the top 52 food market territories in the United States. Six of the top ten grocery chains in the nation now carry the Company's products. The Company's packaging process permits Uncle B's bagels to be stocked by grocers for up to four months in the refrigerated dairy case and Millspring bagels up to twenty-one days in the bread aisle and deli department without appreciable loss of quality.

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

PRODUCTS

        The Company can produce a complete range of bagels for the retail and foodservice markets. The Company currently produces its fresh-tasting, never frozen bagels using its proprietary recipies and production processes for sale under two of its own brands, Uncle B's and Millspring, and produces bagels using other formulas for sale in private label programs with certain major retail chains. The Uncle B's product is the Company's refrigerated bagel with a four month shelf life provided by the Company's proprietary packaging process. The Millspring product is the Company's bread aisle/deli department bagel with a 21-day shelf life due to this proprietary process. The Company introduced in 1997, the Uncle B's "Bagel To Go" product, a single-serve bagel with or without condiments, for convenience stores and vending machines. The Bagel To Go product is currently in the initial stages of distribution.

        The Company's branded bagels are not only packaged in a proprietary manner to retain the freshness and taste of a traditional, fresh, "water" bagel, but the Company also utilizes quality ingredients, production and baking processes to produce what management believes are the highest quality commercially baked bagels in the nation.

        For private label customers in the foodservice (bake off) or bagel shop markets, the Company offers bagels in any form a customer desires - fresh, refrigerated, frozen unbaked, frozen partially baked ("par baked"), or frozen fully baked.

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

        The Bakery Production & Marketing magazine reports that the bagel is now seen as an alternative to sandwich bread in addition to being a breakfast staple. Industry experts say the market for boiled bread is no where near the saturation point.

        American Bagel Association put American bagel consumption at 26 bagels per person per year in 1996. Even though this was an increase from prior reports, the Company believes there is still room for significant growth.

        Sales trends show a consumer preference for fresh and refrigerated bagels which are the markets targeted by the Company's refrigerated Uncle B's product and its fresh-tasting bread aisle/deli department Millspring product. The Company continues to be the market leader for refrigerated bagels with a reported 35.4% share of the market. The IRI report for the 52 weeks ended in July 1997 did not include sales of Uncle B's blueberry flavor and if included would have increased the Company's computed market share.

        Management believes that the Company's future growth will be from (1) producing bagels for strategic alliances with foodservice companies, retail bagel shops, supermarkets and convenience stores; (2) growing sales of the Bagel-To-Go product in the convenience stores and vending machines; (3) increasing Uncle B's market penetration and same store market share within the markets currently served; and (4) expanding the distribution of Uncle B's refrigerated bagels into the remaining 14 of the top 52 food market territories within the United States. The degree of growth from these strategies and the manner in which they will be pursued will depend upon the opportunities for enhancing shareholder value.

SALES AND MARKETING

        The Company sells its products to supermarket chains and independent wholesalers primarily through food brokers. The brokers, which are independent contractors, coordinate product promotions in their geographic areas and are compensated on a percentage of net sales. As of July 31, 1997, the Company had an active network of 64 food brokers.

        The Company has four regional sales managers who provide assistance to the food brokers in the major markets served by Uncle B's in the eastern, southeastern, midwestern and western United States. Each of the managers has an extensive background and experience with large, national food companies. The Company's Executive Vice President provides direction and policy development for the Company's regional managers and food brokers.

        The Company currently has accounts with supermarket chains selling one or both of the branded products in approximately 11,000 stores in 38 of the top 52 food market territories in the United States, which are:

Los Angeles     Richmond        New Haven/Hartford
New York        Baltimore       Salt Lake City
Chicago         Syracuse        Memphis
Houston         Tampa           Nashville
Philadelphia    Seattle         Orlando
Dallas          Phoenix         Louisville
Detroit         Jacksonville    Birmingham
Washington DC   Des Moines      Albany
Miami           New Orleans     Denver
Boston          Milwaukee       Atlanta
St. Louis       San Antonio     Raleigh/Durham
Pittsburgh      Kansas City     Omaha
Charlotte       Portland

The Company expects over time to expand its sales coverage to each of the 52 largest food market territories in the continental United States.

        The Company's marketing strategy is to meet consumer demands in the refrigerated and bread aisle/deli department bagels along with foodservice segments of the bagel industry. The Company has positioned the Uncle B's and Millspring products as new brand categories (dairy case and bread aisle/deli bagels) in order to satisfy consumer preference and further develop brand name recognition. The refrigerated dairy case, bread aisle and deli departments are high volume areas of a grocery store which offer high visibility and facilitate impulse buying. The Company believes it is the only national bagel producer to provide the consumer with high quality, fresh-tasting, never frozen bagels. The Company's Uncle B's and Millspring logos are distinctive and are intended to promote sales, brand identity and name recognition.

        The Company's other marketing techniques include display racks, billboards, point of purchase promotions, end of aisle bunkers, in-store banners, and similar in-store advertising. The Company employs in-store sampling and uses a special training manual to develop knowledgeable, well-trained product demonstrators. The Company also uses radio advertisements.

BAGEL PRODUCTION

        Uncle B's production methods closely follow the traditional "water bagel" recipes and methods of production. The Company has custom designed its production line equipment to permit use of the traditional methods on a mass production scale.

        Uncle B's bagels are prepared and baked using a proprietary, seven step process:

        - Mixing high quality ingredients in a custom built mixer, which also kneads the dough.

        - Cutting individual portions of dough and forming them into balls with a motion that simulates hand rolling. The dough is then allowed to "relax" for a few minutes before being machine formed into the recognizable bagel shape.

        - Holding the bagels in a warm, humid environment that activates the yeast.

        - Cooling the bagels in a holding cooler in a process calling "retarding." While this step is costly, it is necessary to produce a superior product with a distinctive, rich flavor. Most mass producing bagel companies skip this time consuming and capital intensive step.

        - Boiling the bagels in water which results in the shiny crust and chewy texture which is characteristic of traditional "water" bagels. Some manufacturers use steam injunction ovens to eliminate the boiling step.

        - Baking the bagel in a four-stage tunnel oven which duplicates the baking effect of stone hearths and results in an authentic, traditional, "water" bagel.

        - Packing the bagels in heat sealed, tamper evident bags which are date-coded and kept in storage until shipment to supermarket warehouses. The bagels are never frozen. The Uncle B's product is kept in refrigerated storage until shipment, while the Millspring product is kept in unrefrigerated storage until shipment to the customer. The Company believes that all other nationally distributed bagel products are frozen at some point in the production or distribution process.

        Eight varieties of Uncle B's bagels were available during fiscal year 1997: Plain, Onion, Honey Wheat, Cinnamon Raisin, Sourdough, Egg, Blueberry and Italian Herb. Millspring bagels are available in the same flavors, except Egg, Italian Herb, and Sourdough. Uncle B's and Millspring bagels, depending on flavor, contain on average 210 calories each. They contain approximately 9 grams of protein, 1.0 gram of fat, 44 grams of carbohydrates, and approximately 300 milligrams of sodium. The Company's bagels are currently available in a 15 ounce, five bagel package.

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

        A traditional, unfrozen bagel with no artificial preservatives has an expected shelf life of one to three days and, if refrigerated, of up to 10 days. The Company's product has a non-refrigerated shelf life in an unopened bag of approximately 21 days and a refrigerated shelf life of four months. Frozen bagels begin to deteriorate in 7 to 10 days after being placed in the refrigerator. Use of the Company's technology significantly reduces product returns. The Company protects its production and packaging process as a trade secret and has filed a patent application to protect its ownership of the packaging process as applied to bagels. See "Business - Patent and Trademarks."

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

COMPETITION

        Management believes that the Company is the first to offer, on a widespread basis, never frozen refrigerated and bread aisle/deli bagels with an extended shelf life. Management is not aware of any other never frozen bagel marketed from a supermarket dairy case, bread aisle or deli department of a supermarket on a national basis.

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

        There are two major producers of bagels who have nationwide distribution: Lenders, a division of Kellogg, and Sara Lee Corporation. Sara Lee is reported to have test marketed fresh bagels in three areas. The Company believes that Lenders is distributing a frozen bagel that is thawed and sold either as a refrigerated or unrefrigerated bagel. The Company's bagels are competitive with these national brands in product weight and retail price. Additionally, management believes the Company's products are superior in terms of freshness and flavor due to the high quality production and proprietary packaging process. The remainder of the bagel market is fragmented in terms of brand names for the consumer.

KOSHER CERTIFICATION

        The Company has received a "Circle U" designation from the Union of Orthodox Jewish Congregations of America. The "Circle U" is the highest level of Kosher certification and requires that the Company comply with specific manufacturing procedures and standards.

SUPPLIERS

        The Company uses a number of suppliers for essential raw materials. It is not dependent on any one supplier for its food ingredients. Flour, the primary ingredient, is a commodity that fluctuates in price. The Company has a bulk flour storage facility and purchases flour by the ton on a fixed-price contract basis. Other ingredients are also purchased in bulk, on a competitive basis.

        The Company has developed a new and improved higher quality bag with a RESEALABLE ZIP STRIP which can be supplied by different suppliers. The suppliers are believed to be capable of meeting the Company's anticipated demand for packaging material.

        The Company purchased approximately $6.9 million of raw materials in fiscal 1997. The primary purchases in order of magnitude includes flour, bags and boxes.

DISTRIBUTION

        The Company utilizes contract carriers with refrigerated trucks to distribute its Uncle B's and Millspring products directly to the supermarket warehouses. The warehouses then deliver the bagels to their stores. Uncle B's plant location in central Iowa, one-quarter mile off Interstate 35 and 50 miles north of Interstate 80, provides distribution efficiencies to all parts of the continental United States.

        Distribution of the foodservice product is performed by the customer.

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

PATENTS AND TRADEMARKS

        The Company has applied for a patent covering its packaging technology invented by William T. Rose, Jr. and Dr. Ricardo Molins. Mr. Rose and Dr.
Molins assigned their rights to the technology to the Company. The patent application discloses the invention of a refrigerated bagel which has an extended four month shelf life without freezing through the use, in combination, of a specially-designed package, a modified atmosphere and a bagel composite. The claims in the patent application have been refused by the patent examiner, and thus, it is possible that the patent will not be issued or, if issued, may be significantly reduced in scope. Consequently, there is no assurance that the patent application will result in the issuance of a patent or, if issued, will provide significant protection.

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

EMPLOYEES

        In fiscal year 1997, the Company averaged 188 full-time employees, 34 of whom fill administrative, sales, and clerical positions, and 154 of whom are engaged in production and maintenance. As of September 30, 1997, the Company had 155 full-time employees. The Company implemented staff reductions in the third and fourth quarter of fiscal 1997 to reduce operating costs.

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

PRODUCT LIABILITY

        The Company maintains $1,000,000 of product liability coverage per event and $2,000,000 in the aggregate, with an additional $10,000,000 in umbrella coverage in either circumstance.

Item 2. Description of Property.

        The Company's 70,000 square foot baking plant is located in Ellsworth, Iowa, approximately 50 miles north of Des Moines, Iowa, and approximately one-quarter mile west of Interstate Highway 35. This facility was purchased in March 1990 with the proceeds from an industrial development revenue bond offering. The plant has been modified and additional equipment has been added since the 1990 acquisition. In fiscal 1998, the Company expects to complete an expansion project begun in fiscal 1996. The plant is located on six acres and includes several maintenance and storage buildings totaling 8,000 square feet. The facility includes 190,000 cubic feet of refrigerated storage and approximately 16,500 cubic feet of freezer storage.

        At current operating capacity, the Company's plant can produce an average of approximately 28,000 Uncle B's or Millspring bagels per hour based on a twenty two hour day. When the expansion is complete, the capacity will be doubled. Capacity could change depending upon customer product specifications and product mix. The Company expects to incur approximately $800,000 in additional machinery and equipment purchases during fiscal 1998 to complete the expansion project. The plant is in good condition and management believes the Company is adequately protected by fire and casualty insurance.

Item 3. Legal Proceedings.

        The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.


                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        The Company completed its initial public offering on October 13, 1993. The Company's Common Stock is traded on the NASDAQ Small-Cap Marketsm under the symbol "UNCB." As of October 17, 1997, the number of holders of record of the Company's Common Stock was approximately 1430.

        The following table, based on the NASD monthly statistical report, sets forth the range of high and low closing prices, and the closing price on the last trading day of the quarter, per share of Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                           High    Low     Close
                                           -----   -----   -----
Fiscal 1996
1st     Quarter Ending October 31, 1995        3   2 1/8   2 1/8
2nd     Quarter Ending January 31, 1996    3 1/8   2 1/8   2 1/2
3rd     Quarter Ending April 30, 1996      3 5/8   2 3/8   2 3/4
4th     Quarter Ending July 31, 1996       4 3/4   2 5/8   3 5/8

Fiscal 1997
1st     Quarter Ending October 31, 1996   3 9/16       2   2 1/8
2nd     Quarter Ending January 31, 1997        3   1 7/8   2 1/4
3rd     Quarter Ending April 30, 1997      2 5/8   1 5/8   1 5/8
4th     Quarter Ending July 31, 1997           2       1   1 1/8

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

        The Company's transfer agent and registrar is American Stock Transfer and Trust Company, New York, New York.

Item 6. Management's Discussion and Analysis

GENERAL

        Uncle B's Bakery, Inc. manufactures and distributes Uncle B's brand refrigerated bagels which are displayed and sold in supermarket dairy cases and Millspring brand fresh-tasting, never frozen bagels which are displayed and sold in supermarket bread aisles or deli departments. The Company's products are sold in over 11,000 supermarkets and in 38 of the top 52 food market territories in the United States. The Company enhanced its position as a branded product innovator with the introduction of a consumer friendly RESEALABLE ZIP STRIP bagel package in April 1996.

        The loss in fiscal year 1997 was primarily the result of greater than planned, yet necessary, expenses associated with the plant expansion, manufacturing inefficiencies and a lower than expected sales volume. The lower than expected sales volume was primarily in the fourth quarter and relates to the mutual cancellation of a foodservice contract in the third quarter of the fiscal year, while the manufacturing inefficiencies due to expansion were occurring throughout the fiscal year. At the end of the fiscal year the Company began initial testing and shipment of product to a retail bagel chain which would partially replace lost sales volume.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, information derived from the Statements of Operations and the percentage of net sales represented by each item.

                                             $ Amount               Percentage of Net Sales
                                      -------------------------     -----------------------
                                         Year Ended July 31           Year Ended July 31
                                         1997          1996            1997       1996
                                      -----------   -----------       ------     ------
Net sales                             $20,778,565   $17,404,528        100.0%     100.0%
Cost of goods sold:
  Materials & ingredients               6,947,437     5,209,372         33.5%      29.9%
  Labor & manufacturing overhead        6,528,422     4,676,592         31.4%      26.9%
                                      -----------   -----------       ------     ------
Total cost of goods sold               13,475,859     9,885,964         64.9%      56.8%
                                      -----------   -----------       ------     ------
Gross profit                            7,302,706     7,518,564         35.1%      43.2%
Distribution expense                    1,605,511     1,562,552          7.7%       9.0%
Selling, general &
  administrative expense                5,945,926     7,634,379         28.6%      43.8%
                                      -----------   -----------       ------     ------
Loss from operations                     (248,731)   (1,678,367)        (1.2%)     (9.6%)
Other income (expense):
  Interest expense                       (531,568)     (503,301)        (2.6%)     (2.9%)
  Other                                    19,719        10,388          0.1%       0.1%
                                      -----------   -----------       ------     ------
Loss before income
  taxes  and  cumulative effect
  of accounting change                   (760,580)   (2,171,280)        (3.7%)    (12.4%)
Income taxes                                   --            --           --         --
                                      -----------   -----------       ------     ------
Loss before
  cumulative effect of
  accounting change                      (760,580)   (2,171,280)        (3.7%)    (12.4%)
Cumulative effect on prior years
  of change in accounting for new
  account allowances                           --    (1,406,050)          --       (8.1%)
                                      -----------   -----------       ------     ------
Net loss                                $(760,580)  $(3,577,330)        (3.7%)    (20.5%)
                                      ===========   ===========       ======     ======

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

        The Company's net sales in fiscal 1997 increased 19.4% to $20,778,565 as compared to $17,404,528 in fiscal 1996. The sales growth is primarily due to unit volume generated by the bake off product. Bagel sales increased to 2,197,000 cases in fiscal 1997 from 1,804,000 cases shipped in fiscal 1996. This growth is less than the Company had expected. The principal reason for this is the mutually canceled Heinz Bakery contract. This resulted in lower than expected sales volume, primarily in the fourth quarter.

        Material and ingredient costs at $6,947,437 were 33.5% of net sales in fiscal 1997 as compared to 29.9% in fiscal 1996. The increase is primarily related to a higher mix of the bake off product which comprised 28.4% of sales.

        Labor and manufacturing costs were $6,528,422 (31.4% of net sales) in fiscal 1997 as compared to $4,676,592 (26.9% of net sales) in fiscal 1996. This increase reflects manufacturing inefficiencies related to new equipment installation, additional new product specification requirements, along with the lower margin for the bake off product as previously mentioned. The manufacturing inefficiencies were primarily related to labor and utility costs.

        Gross profit in 1997 decreased $215,858 to $7,302,706. Gross profit as a percent of net sales was 35.1% versus 43.2% in fiscal 1996. This is a result of the factors discussed above.

        Distribution expense at $1,605,511 was 7.7% of net sales in fiscal 1997 as compared to 9.0% of net sales in fiscal 1996. The decrease is due to the bake off product shipping costs being absorbed by the customer.

        Selling, general and administrative expenses decreased $1,688,453 to $5,945,926 or 28.6% of net sales in fiscal 1997, as compared to 43.8% in fiscal 1996. Trade allowance and advertising decreased $1,592,587 to $3,433,795, or 16.5% of net sales in fiscal 1997 as compared to 28.9% of net sales in fiscal 1996. One significant reason for the decrease was the addition of the bake off sales (28.4% of net sales) which has minimal selling, general and administrative expenses compared to the Company's branded products. The other reason was the implemetation of the Company's program of selective advertising and promotional spending that focuses on profitability by supporting the more profitable supermarket customers.

        Net loss in fiscal 1997 was $760,580 versus a net loss of $3,577,330 in fiscal 1996. Before the cumulative effect of accounting change the Company had a loss of $760,580 in fiscal 1997 versus a loss of $2,171,280 in fiscal 1996. The Company's lower net loss in fiscal 1997 is a result of the factors identified above.

LIQUIDITY AND CAPITAL RESOURCES

        As indicated above, in fiscal 1997 the Company experienced a lower than expected sales increase and higher than expected costs. For these reasons, working capital needs increased. In addition, the Company purchased $3,350,582 of new equipment and machinery during fiscal 1997.

        The necessary funds for expansion purposes was provided by term loan proceeds, working capital and construction fund balance. Repayment of the term loan begins in August 1998. During fiscal 1997 the Company also had drawn $50,000 on the revolving credit loan bringing the balance to $1,400,000. Management believes this will remain outstanding throughout fiscal 1998. The revolving credit loan is scheduled to expire in July 2000. Finally, of the $3,122,000 outstanding Industrial Revenue Bonds, $125,000 is scheduled to mature in fiscal 1998.

        The Company projects cash provided by operations for fiscal 1998 to be approximately $900,000. The Company also expects to expend approximately $800,000 during fiscal 1998 to complete its expansion program.

        Due to a reduction in sales volume during the second half of fiscal 1997 and projected sales volumes over the first half of fiscal 1998 because of the mutual cancellation of a contract, the Company's short-term liquidity has been adversely affected. As a result, the Company has implemented various action plans in order to maintain adequate cash flow. The actions taken during the fourth quarter of fiscal 1997 included: reduction in employment levels by approximately 33%, reduction of all corporate officers' salaries in a range of 25% to 43%, reduction of other management salaries in a range of 5% to 15%, and curtailment of certain employee benefits. The Company is continuing to aggressively pursue new business to replace the lost volume.

        In order to manage its working capital, the Company has not made timely payments to certain trade creditors and has routinely extended payment of trade payables beyond standard terms. However, to date delivery of goods from suppliers has not been adversely affected. The Company expects this to continue over the near term.

        As a result of the third and fourth quarter losses, the Company did not meet certain financial covenants of its primary loan agreement. In August 1997, these financial covenants were amended and the violations were waived. For further information see Note 3 to the financial statements on page 24. The Company forecasts that it may not comply with certain existing loan covenants during some interim periods of fiscal 1998, however, based on past experience it believes that these violations should be waived by the lender or that satisfactory amendments to the covenants should be made. Due to a lack of a written waiver or amendment at this time, the long-term debt has been classified as a current liability for financial statement reporting purposes. The Company plans to pursue various other alternatives to improve liquidity.

        There can be no assurance as to the ultimate outcome of the constraint on short-term liquidity. However, the Company believes its projected operating cash flow, along with pursuing other sources, together with bank loans in place at July 31, 1997, and subsequent $750,000 loan agreement signed August 25, 1997, should be sufficient to maintain adequate liquidity during fiscal 1998.

CASH FLOWS FOR YEAR ENDED JULY 31, 1997

        Net cash provided by operating activities during fiscal 1997 was $1,729,983. The increase in the cash provided by operating activities was primarily related to the reduction in net loss and the impact of a decrease in working capital.

        Net cash used by investing activities during fiscal 1997 was $3,140,384 due primarily to purchases of property, plant and equipment to continue with the plant expansion.

        Net cash provided by financing activities during fiscal 1997 was $1,351,277. The primary source of financing was the decrease in the construction fund balance along with proceeds from debt and sale of stock.

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

Item 7. Financial Statements.

                                                  Page Number
                                                  -----------
Report of Independent Auditors                        15
Balance Sheets                                        16
Statements of Operations                              18
Statements of Stockholders' Equity                    19
Statements of Cash Flows                              20
Notes to Financial Statements                         21

                         Report of Independent Auditors



The Board of Directors and Shareholders
Uncle B's Bakery, Inc.


We have audited the accompanying balance sheets of Uncle B's Bakery, Inc. as of July 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uncle B's Bakery, Inc. at July 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company has incurred past operating losses and has a working capital deficiency. In addition, the Company forecasts it may not be in compliance with certain loan covenants in fiscal 1998, which may require a waiver from the lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 1996 the Company changed its method of accounting for new account allowances.


                                                          /s/ ERNST & YOUNG LLP

Des Moines, Iowa
September 10, 1997

                             Uncle B's Bakery, Inc.

                                 Balance Sheets



                                                         JULY 31
                                                  1997             1996
                                            -------------------------------
Assets (Note 3)
Current assets:
 Cash and cash equivalents                     $     6,441      $    65,565
 Accounts receivable                             1,023,606        1,690,319
 Inventories (Note 2)                              552,420          478,162
 Prepaid expenses                                  137,873           88,307
                                            -------------------------------
Total current assets                             1,720,340        2,322,353

Property, plant and equipment, at cost:
 Land                                               16,000           16,000
 Building and improvements                       2,709,056        2,375,297
 Machinery and equipment                         8,917,524        8,108,900
 Construction in progress                        6,604,078        4,452,634
                                            -------------------------------
                                                18,246,658       14,952,831
 Less accumulated depreciation                   3,874,816        2,854,472
                                            -------------------------------
                                                14,371,842       12,098,359

Other assets:
 Construction fund balance (Note 3)                     --          952,773
 Deferred financing costs, net of
    amortization of $165,877 in 1997
    and $103,510 in 1996                           421,139          468,734
 Other                                              40,719           40,719
                                            -------------------------------
                                                   461,858        1,462,226
                                            -------------------------------
Total assets                                   $16,554,040      $15,882,938
                                            ===============================

                                                          JULY 31
                                                   1997             1996
                                              -------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                $ 2,000,631      $ 2,130,498
 Accrued expenses                                  1,077,274        1,025,188
 Long-term debt due within one
  year (Notes 1 and 3)                            12,065,759          110,000
                                              -------------------------------
Total current liabilities                         15,143,664        3,265,686

Long-term debt due after one year (Note 3)           760,187       11,456,483

Commitments and contingent liability
  (Notes 4 and 9)

Stockholders' equity (Notes 3, 6 and 7):
 Preferred stock, $.01 par value; 10,000,000
  shares authorized, none issued                          --               --
 Common stock, $.01 par value; 40,000,000
  shares authorized, 3,656,258 and 3,545,147
  shares issued and outstanding at July 31,
  1997 and July 31, 1996, respectively                36,563           35,451


 Additional paid-in capital                        7,987,701        7,738,813
 Deficit                                          (7,374,075)      (6,613,495)
                                              -------------------------------
Total stockholders' equity                           650,189        1,160,769
                                              -------------------------------
Total liabilities and stockholders' equity       $16,554,040      $15,882,938
                                              ===============================



See accompanying notes.

                             Uncle B's Bakery, Inc.

                            Statements of Operations



                                                                  YEAR ENDED JULY 31
                                                                1997              1996
                                                        -----------------------------------


Net sales                                                     $20,778,565       $17,404,528

Cost of goods sold:
 Materials and ingredients                                      6,947,437         5,209,372
 Labor and manufacturing overhead                               6,528,422         4,676,592
                                                        -----------------------------------
Total cost of goods sold                                       13,475,859         9,885,964
                                                        -----------------------------------

Gross profit                                                    7,302,706         7,518,564

Distribution expense                                            1,605,511         1,562,552
Selling, general and administrative expense                     5,945,926         7,634,379
                                                        -----------------------------------

Loss from operations                                             (248,731)       (1,678,367)

Other income (expense):
 Interest expense                                                (531,568)         (503,301)
 Other                                                             19,719            10,388
                                                        -----------------------------------
                                                                 (511,849)         (492,913)
                                                        -----------------------------------
Loss before income taxes and cumulative
 effect of accounting change                                     (760,580)       (2,171,280)

Income taxes (Note 5)                                                  --                --
                                                        -----------------------------------
Loss before cumulative effect of
 accounting change                                               (760,580)       (2,171,280)

Cumulative effect on prior years of change in
 accounting for new account allowances (Note 1)                        --        (1,406,050)
                                                        -----------------------------------
Net loss                                                      $  (760,580)      $(3,577,330)
                                                        ===================================

Per share:
 Loss before cumulative effect of accounting change                 $(.21)            $(.61)
 Cumulative effect of accounting change                                --             $(.40)
 Net loss                                                           $(.21)           $(1.01)

Weighted average number of common and common equivalent
 shares outstanding                                             3,623,990         3,545,147




See accompanying notes.

                             Uncle B's Bakery, Inc.

                       Statements of Stockholders' Equity




                                              COMMON STOCK           ADDITIONAL                          TOTAL
                                       --------------------------     PAID-IN                         STOCKHOLDERS'
                                             SHARES  AMOUNT           CAPITAL           DEFICIT          EQUITY
                                     -------------------------------------------------------------------------------


Balance, July 31, 1995                     3,545,147      $35,451      $7,738,813     $(3,036,165)       $ 4,738,099
 Net loss                                        --            --              --      (3,577,330)        (3,577,330)
                                     -------------------------------------------------------------------------------
Balance, July 31, 1996                     3,545,147       35,451       7,738,813      (6,613,495)         1,160,769
 Net loss                                         --           --              --        (760,580)          (760,580)
 Issuance of common stock (Note 3)           111,111        1,112         248,888              --            250,000
                                     -------------------------------------------------------------------------------
Balance, July 31, 1997                     3,656,258      $36,563      $7,987,701     $(7,374,075)       $   650,189
                                     ===============================================================================



See accompanying notes.

                             Uncle B's Bakery, Inc.

                            Statements of Cash Flows



                                                                 YEAR ENDED JULY 31
                                                                1997             1996
                                                        ----------------------------------

Operating activities
Net loss                                                      $  (760,580)     $(3,577,330)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
 Cumulative effect of accounting change                                --        1,406,050
 Depreciation                                                   1,030,373          896,050
 Amortization                                                      62,367           58,840
 Loss on sale of equipment                                         14,361               --
 Changes in operating assets and liabilities:
  Accounts receivable                                             666,713         (646,879)
  Inventories                                                     (74,258)         135,986
  Prepaid expenses                                                (49,566)          51,933
  Accounts payable                                                788,487          481,244
  Accrued expenses                                                 52,086          556,503
                                                        ----------------------------------
 Net cash provided (used) by operating activities                1,729,983         (637,603)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (3,172,749)      (5,094,537)
Proceeds from sale of equipment                                    32,365               --
                                                        ----------------------------------
Net cash used by investing activities                          (3,140,384)      (5,094,537)

FINANCING ACTIVITIES
Proceeds from long-term debt                                      273,276        6,809,920
Decrease (increase) in construction fund balance                  952,773         (952,773)
Payments on long-term debt                                       (110,000)        (187,657)
Payments for deferred financing costs                             (14,772)         (35,845)
Proceeds from issuance of common stock                            250,000               --
                                                        ----------------------------------
Net cash provided by financing activities                       1,351,277        5,633,645
                                                        ----------------------------------

Net decrease in cash and cash equivalents                         (59,124)         (98,495)

Cash and cash equivalents at beginning of year                     65,565          164,060
                                                        ----------------------------------
Cash and cash equivalents at end of year                      $     6,441      $    65,565
                                                        ==================================


SUPPLEMENTAL DISCLOSURES
Interest paid (net of amount capitalized)                     $   413,368      $   276,349
Noncash investing activity -- accounts payable for
 property and equipment additions                             $   177,833      $   264,977

Noncash financing activity -- accounts payable converted
 to long-term debt                                            $ 1,096,187      $        --




See accompanying notes.

                             Uncle B's Bakery, Inc.

                         Notes to Financial Statements

                                 July 31, 1997



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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss in fiscal 1997 and has incurred losses in prior years. In addition, at July 31, 1997 the Company had a working capital deficiency and forecasts that it may not be in compliance with certain loan covenants during certain measurement dates of fiscal 1998. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of past operating losses and the mutual cancellation of a major customer contract (see Note 4), the Company has implemented various action plans to maintain adequate cash flow. Actions taken include reduction in employment levels and management salaries and a curtailment of certain employee benefits. The Company plans to pursue various other alternatives to improve liquidity and continues to agressively pursue new business to replace the lost volume. Management believes that cash flow from ongoing operations, along with possible sources of additional capital, should allow the Company to continue operations.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographic dispersion. The Company performs initial and periodic credit evaluations of its customers and generally does not require collateral.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Depreciation of property, plant and equipment is provided over the estimated useful lives of the assets using the straight-line method for financial reporting.

Interest of approximately $692,000 and $361,000 was capitalized in fiscal 1997 and 1996, respectively. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life.

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

                             Uncle B's Bakery, Inc.

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective August 1, 1995, the Company changed its method of accounting for new account allowances from the capitalization method to expensing the costs as incurred. The change was made to conform with predominant industry practice and because the new method is more practical to account for and will reflect more conservative accounting. The change has been applied retroactively to costs paid in prior years and results in a cumulative effect adjustment in fiscal 1996 of $1,406,050 (no income tax effect). The effect of the change was to decrease the loss before cumulative effect of accounting change for 1996 by approximately $969,000 ($.27 per share) and to increase the net loss by approximately $437,000 ($.12 per share).

ADVERTISING COSTS

Advertising costs are expensed as incurred by the Company. Advertising expense was approximately $570,000 and $789,000 in fiscal 1997 and 1996, respectively.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the term of the related debt.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense or benefit is based on changes in the asset or liability from period to period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include cash equivalents, accounts receivable, accounts payable, and long-term debt. Except as indicated in the following sentence, management believes the fair value of each of these financial instruments approximate their carrying value in the balance sheet as of each balance sheet date. A vendor note payable at July 31, 1997 with a carrying value of $1,096,187 has an estimated fair value of $975,000.

LOSS PER SHARE

Loss per share amounts are computed based on the loss divided by the weighted average number of shares of common stock and common stock equivalents outstanding. The dilutive effect of common stock options and warrants is determined using the treasury stock method.

EMERGING ACCOUNTING ISSUES

The Company is not aware of any accounting standards which have been issued and which will require the Company to change current accounting policies or adopt new policies, the effect of which would be material to the financial statements.

                             Uncle B's Bakery, Inc.

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.


2.  INVENTORIES

The components of inventories are as follows:

                                                       JULY 31
                                                 1997           1996
                                           ------------------------------
 Raw ingredients and packaging                    $414,266       $410,341
 Finished goods                                    138,154         67,821
                                           ------------------------------
                                                  $552,420       $478,162
                                           ==============================

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       JULY 31
                                                                 1997            1996
                                                          --------------------------------
 Industrial Development Revenue Bonds, due in varying
  semiannual principal payments through January 15, 2011,
  interest payable semiannually at 8.5% (adjustable every
  three years beginning July 1998), secured by certain
  property, plant and equipment.  (A)                          $ 3,122,000     $ 3,232,000


 Revolving credit loan, due July 11, 2000, interest
  payable quarterly at the base lending rate plus 1.5%
  (10.0% at July 31, 1997).  (B)                                 1,400,000       1,350,000


 Term loan, interest payable quarterly at the base
  lending rate plus 2% (10.5% at July 31, 1997),
  principal payable in quarterly installments of $178,750
  beginning August 1998, balance due May 1, 2002.  (B)           7,150,000       6,900,000


 Note payable to vendor, unsecured, due in weekly
  principal payments of $7,000 beginning September 1,
  1997, non-interest bearing to March 1999 then interest         1,096,187              --
  at prime plus 1.5%, balance due October 1999.


 Other                                                              57,759          84,483
                                                          --------------------------------

                                                                12,825,946      11,566,483
 Less amounts due within one year                               12,065,759         110,000
                                                          --------------------------------
 Long-term debt due after one year                             $   760,187     $11,456,483
                                                          ================================

     As discussed in Note 1, the Company forecasts that it may not comply with certain existing loan covenants during certain measurement dates of fiscal 1998. The Company believes based on past experience that these future violations should be waived by the lender and/or satisfactory amendments to the covenants should be made. Due to the lack of a written waiver or amendment at this time, the long-term debt has been classified as a current liability for financial statement reporting purposes.

 (A) Under the terms of Industrial Development Revenue Bond financing agreements, the Company is subject to various restrictive covenants which, among other things, require it to maintain certain financial covenants as defined in the agreements.

                             Uncle B's Bakery, Inc.

3.  LONG-TERM DEBT (CONTINUED)

 (B) The revolving credit loan and term loan were made pursuant to a Loan and Security Agreement, as amended, and are secured by a first or second security interest in essentially all assets of the Company now owned or subsequently acquired. The agreement has an interest rate option based on either a defined base lending rate or quoted Eurodollar rate. The agreement allows revolving loans up to the lesser of $1,500,000 or a defined borrowing base determined by accounts receivable and inventory. Borrowings up to an initial maximum of $6,900,000 (increased to $7,150,000 in November 1996) were available for draw under the term loan, subject to the conditions in the agreement and generally for property and equipment purchases. Certain term loan proceeds were held in a construction fund at July 31, 1996, to be utilized for payment of property and equipment purchases. In connection with a loan amendment in November 1996, the lender purchased 111,111 shares of common stock for $250,000 cash and received common stock warrants for 205,000 shares, both at a defined average market price per share of $2.25.

     The Company is required to pay a commitment fee of .5% per annum on the unused amount of the revolving credit loan. The agreement also provides for future interest rate reductions ranging from .25% to 1%, dependent on meeting certain leverage ratios. The agreement contains various restrictive covenants, including restrictions on capital expenditures, payment of dividends and additional debt. The Company is also required to maintain certain defined financial amounts and ratios including tangible net worth, interest coverage, leverage and indebtedness/cash flow.

     In August 1997, the Company obtained an additional term loan with cash proceeds of $750,000. The new term loan bears interest at 3% payable in-kind and is due in August 2002. The Company also issued warrants and re-priced certain existing warrants held by the lender, as further described in Note 6. In fiscal 1998, the total cash proceeds received will be allocated based on fair value to the new term loan and the related warrants, resulting in a debt discount of approximately $600,000 which will be amortized over the loan term. In connection with these transactions, certain financial covenants and other terms of the Loan and Security Agreement were amended, including a deferral of the initial installment payments on the $7,150,000 term loan (initially beginning August 1997) to August 1998.

                             Uncle B's Bakery, Inc.

3.  LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt for years after July 31, 1998 are as follows:

   1999                                     $ 345,548
   2000                                       414,639
                                   ------------------
                                            $ 760,187
                                   ==================


4.  COMMITMENTS, MAJOR CUSTOMER AND RELATED PARTY TRANSACTIONS

The Company leases certain equipment under the terms of various operating leases. Rental expense was approximately $46,000 and $39,000 for fiscal 1997 and 1996, respectively. At July 31, 1997, future minimum lease payments under operating leases were not material.

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

In fiscal 1997, the Company had net sales to a major customer of approximately $5.8 million (28%). The contract with this customer has been mutually canceled and sales were discontinued effective in April 1997.

In fiscal 1996, the Company purchased equipment totaling approximately $2,347,000 (none in 1997) which was sold or arranged by a bakery equipment distributor which is affiliated with a former director of the Company.


5.  INCOME TAXES

At July 31, 1997, net operating loss (NOL) carryforwards for income tax purposes were approximately $9.1 million, expiring in 2005 through 2012. Due to various capital transactions occurring in prior years, the Company will have annual limitations of approximately $323,000 on the utilization of approximately $3.7 million of the NOL carryforwards under Section 382 of the Internal Revenue Code. The remaining NOL carryforwards of approximately $5.4 million at July 31, 1997 are available without limitation.

                             Uncle B's Bakery, Inc.

5.  INCOME TAXES (CONTINUED)

Due to existing NOL carryforwards and a related valuation allowance, the Company has no net deferred tax asset or liability at July 31, 1997 or 1996. Components of the net deferred balance are as follows:

                                                                         JULY 31
                                                                  1997             1996
                                                           ---------------------------------
 Deferred tax assets:
  NOL carryforwards                                             $ 3,104,000      $ 2,600,000
  Accounting for new account allowances                             172,000          373,000
  Other                                                              54,000           67,000
 Deferred tax liability - tax depreciation in excess of
  financial statement amounts                                      (920,000)        (907,000)

                                                           ---------------------------------
 Net deferred tax asset                                           2,410,000        2,133,000
 Valuation allowance                                             (2,410,000)      (2,133,000)
                                                           ---------------------------------
 Net deferred balance                                           $        --      $        --
                                                           =================================

A reconciliation of income tax expense (benefit) with the amount computed by applying the statutory federal income tax rate to the pre-tax income or loss is as follows:

                                                                1997              1996
                                                         ----------------------------------
 Benefit based on federal statutory rate                        $(259,000)      $(1,216,000)
 Deferred benefit not recognized due to deferred tax
 valuation allowance                                              259,000         1,216,000
                                                         ----------------------------------
 Income tax benefit                                             $      --       $        --
                                                         ==================================


6.  COMMON STOCK OPTIONS AND WARRANTS

The Company has various warrants outstanding (summarized below) for the purchase of common stock, all of which are currently exercisable. The warrants issued in July 1995, November 1996 and August 1997 may be exercised for the purchase of either common stock or convertible preferred stock, at the option of the holder. No warrants had been exercised as of July 31, 1997.

In August 1997, in connection with a loan amendment (see Note 3), the Company issued a warrant to the lender for 650,000 shares at an exercise price of $.55 per share. In addition, the exercise price on the July 1995 and November 1996 warrants held by the lender was amended from $2.25 to $.55 per share.

                             Uncle B's Bakery, Inc.

6.  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants outstanding, after giving effect to the August 1997 transaction, are as follows:

                          NUMBER OF      EXERCISE PRICE
      ISSUE DATE            SHARES          PER SHARE           EXPIRATION
--------------------------------------------------------------------------------
June 1993                      283,500        $2.81            June 1998
October 1993                   160,300        $3.75            October 1998
July 1995                      215,000        $ .55            July 2005
November 1996                  205,000        $ .55            November 2006
 August 1997                   650,000        $ .55            August 2007
                      ----------------
                             1,513,800
                      ================

The Company has established stock option plans pursuant to which options for up to 650,000 shares may be granted to employees and certain non-employees and 50,000 shares may be granted to directors. At July 31, 1997, options for an aggregate of 592,650 shares had been granted as shown below. The options become exercisable and vest based on the below vesting schedules. Vesting and exercisability under the employee plan representing 239,650 shares may be accelerated upon achieving certain profitability goals of the Company. Certain officer options also become fully vested in the event of a change in control of the Company. At July 31, 1997, no options had been exercised. The Company accounts for stock options in accordance with APB Opinion No. 25, and no compensation expense has been recorded in 1997 or 1996 related to stock options.

                                                              EXERCISE
                                 NUMBER OF SHARES              PRICE
                        ---------------------------------
          PLAN              OUTSTANDING     EXERCISABLE      PER SHARE              VESTING SCHEDULE              EXPIRATION
------------------------------------------------------------------------------------------------------------------------------


Employee                          335,000         335,000    $2.86 - 3.25  All currently vested                    2008 - 2009
Employee                          239,650          49,982    $1.63 - 4.19  33-1/3% each in third, eighth and
                                                                           ninth anniversary of grant              2003 - 2007

Director                            8,000           6,000    $2.75 - 3.00  20% annually or at grant date           2003 - 2006
Non-employee                       10,000          10,000    $2.86         All currently vested                           2010
                        ---------------------------------
Total at July 31, 1997            592,650         400,982
                        =================================

                             Uncle B's Bakery, Inc.

6.  COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of option activity is as follows:

                                                       NUMBER OF       Weighted Average
                                                         SHARES         Exercise Price
                                                   ---------------------------------------

 Outstanding at July 31, 1995                              561,650           $2.89
  Options granted                                           35,600           $3.02
  Options forfeited                                        (18,000)          $2.86
                                                   ---------------
 Outstanding at July 31, 1996                              579,250           $3.01
  Options granted                                           41,250           $2.72
  Options forfeited                                        (27,850)
                                                   ---------------           $3.01
 Outstanding at July 31, 1997                              592,650           $2.99
                                                   ===============

The weighted-average exercise price for options which were exercisable at July 31, 1997 was $3.06.

Under FASB Statement No. 123, certain pro forma information is required as if the Company had accounted for options under the alternative fair value method of Statement No. 123. Pro forma net loss and net loss per share amounts were not materially different from amounts as reported.


7.  STOCKHOLDERS' EQUITY

The Company has reserved a total of 2,213,800 common shares for issuance under options and warrants outstanding (includes warrants for 650,000 shares issued in August 1997 -- see Note 6).

The Company's articles of incorporation provide for authorization of 10,000,000 shares of preferred stock. The board of directors may determine the preferences, rights and other terms of any preferred stock. At July 31, 1997, 420,000 shares of convertible preferred stock had been authorized (none issued). The preferred stock generally has no voting rights, has dividend rights ratable and on a parity with common stock, and is convertible into common stock on a share-for-share basis.


8.  EMPLOYEE BENEFIT PLAN

The Company has a profit-sharing and 401(k) plan covering substantially all full-time employees. Under the terms of the plan, participants may contribute up to 20% of their salary to the plan. Provisions of the plan also allow the Company to contribute annual amounts at the discretion of the Company's Board of Directors. Expense related to the plan was not material in 1997 or 1996.

                             Uncle B's Bakery, Inc.

9.  ECONOMIC DEVELOPMENT AND TRAINING INCENTIVES

In October 1995, the Company received economic development incentives from certain governmental agencies totaling $500,000 in cash, including a $375,000 direct incentive and a $125,000 forgivable loan. The $375,000 was recorded in income in fiscal 1996 as a reduction to the related expenses. The $125,000 loan is forgiven if certain additional employment levels are met in the future. The forgivable loan was initially recorded as long-term debt and is amortized to income as the related employment levels are achieved (approximately $26,000 and $41,000 recognized in 1997 and 1996, respectively). In connection with these incentive awards, the Company is contingently liable to repay a portion of the incentive if its employment level declines below a specified number prior to January 1998.

In January 1996, the Company was also awarded a new jobs training incentive with potential training cost reimbursements totaling approximately $134,000. In 1997 and 1996 approximately $19,000 and $83,000, respectively, of the incentive was earned and was recorded as a reduction of the related expenses.


10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial information for the fiscal years ended July 31, 1997 and 1996 is as follows:

                                     FIRST            SECOND         THIRD           FOURTH
                                    QUARTER           QUARTER       QUARTER          QUARTER          TOTAL
                                 -------------------------------------------------------------------------------

1997
Net sales                             $6,381,279     $5,589,613     $5,330,566      $3,477,107       $20,778,565
Gross profit                           2,445,460      2,024,533      1,578,438       1,254,275         7,302,706
Net income (loss)                        267,994         15,330       (377,355)       (666,549)         (760,580)
Per share:
 Net income (loss)                    $     0.08     $     0.00     $    (0.10)     $    (0.18)      $     (0.21)
Weighted average number of
 common and common equivalent
 shares outstanding                    3,545,147      3,670,605      3,656,258       3,656,258         3,623,990



                             Uncle B's Bakery, Inc.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                     FIRST            SECOND         THIRD           FOURTH
                                    QUARTER           QUARTER       QUARTER          QUARTER          TOTAL
                                 -------------------------------------------------------------------------------

1996
Net sales                            $ 4,034,981      $4,540,774      $4,513,563     $ 4,315,210       $17,404,528
Gross profit                           2,024,109       2,064,407       2,205,297       1,224,751         7,518,564
Income (loss) before cumulative
 effect of accounting change             150,202        (437,740)        (89,450)     (1,794,292)       (2,171,280)

Net loss                              (1,255,848)       (437,740)        (89,450)     (1,794,292)       (3,577,330)
Per share:
 Income (loss) before cumulative
  effect of accounting change
                                            $.04           $(.12)          $(.03)          $(.51)            $(.61)

 Net loss                                  $(.35)          $(.12)          $(.03)         $(.51)            $(1.01)
Weighted average number of
 common and common equivalent
 shares outstanding                    3,545,147       3,545,147       3,545,147       3,545,147         3,545,147



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

                                        UNCLE B'S BAKERY, INC.



Dated:  October 30, 1997                By:/s/ William T. Rose, Jr.
       -----------------------             ---------------------------------
                                           William T. Rose, Jr.
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                         Date

/s/ William T. Rose, Jr.          Chairman, President,          October 30, 1997
------------------------------
William T. Rose, Jr.              Chief Executive Officer
                                  (Principal Executive Officer)
                                  and Director

/s/ Wm. Howard McClennan, Jr.     Chief Financial Officer       October 30, 1997
------------------------------
Wm. Howard McClennan, Jr.         (Principal Financial and
                                  Accounting Officer)

/s/ William T. Rose, Sr.          Vice Chairman, Executive      October 30, 1997
------------------------------
William T. Rose, Sr.              Vice President & Director

/s/ Edward L. Campbell            Director                      October 30, 1997
------------------------------
Edward L. Campbell

Exhibit
Number  Description
------- -----------
3.1     Restated Articles of Incorporation                        *
3.2     Restated Bylaws                                           *
3.3     Articles of Amendment dated July 12, 1995               ***
3.4     Articles of Amendment dated November 14, 1996         *****
3.5     Articles of Amendment dated August 25, 1997           *****
4.3     Form of Warrants issued to
              Series 1993 Debenture Holders                       *
4.4     Industrial Development Revenue Bond Loan
               Agreement and Security Agreement                   *
4.7     Supplemental Indenture No. 3 to Indenture
               of Trust                                          **
4.8     Amendment No. 2 to Loan Agreement                        **
4.9     Reissuance Tax Certificate
               Industrial Development Revenue Bonds              **
4.10    Amended and Restated Loan Agreement
               dated July 1, 1995                               ***
4.11    Amended and Restated Indenture of Trust
               dated July 1, 1995                               ***
4.12    Warrant Agreement with Creditanstalt Corporate
               Finance Inc. dated July 12, 1995                 ***
4.13    First Amendment to Warrant Agreement with
               Creditanstalt American Corporation,
               dated November 15, 1996                         ****
9.1     Voting Agreement Between William T. Rose,
              Jr. and William T. Rose, Sr.                        *
10.1    Employment Agreement for William T. Rose, Jr.             *
10.2    Employment Agreement for William T. Rose, Sr.             *
10.3    1993 Stock Option Plan                                    *
10.4    Form of Incentive Stock Option Agreement                  *
10.5    Non-Employee Director Stock Option Plan                   *
10.6    Form of Non-Employee Option Agreement                     *
10.7    Non-Qualified Stock Option Agreement
               for William T. Rose, Jr.                           *
10.8    Non-Qualified Stock Option Agreement
               for William T. Rose, Sr.                           *
10.10   Bakery License Agreement -
               Metz Baking Company                               **
10.11   Employment Agreement dated April 20, 1995
              for William Rose, Jr.                             ***
10.12   Employment Agreement dated April 20, 1995
              for William Rose, Sr.                             ***
10.13   Non-Qualified Stock Option Agreement dated
              October 18, 1994 for William Rose, Jr.            ***
10.14   Non-Qualified Stock Option Agreement dated
              October 18, 1994 for William Rose, Sr.            ***
10.15   Loan and Security Agreement with
              Creditanstalt Corporate Finance Inc. dated
              July 12, 1995                                     ***
10.16   Purchase Order Dunbar Systems, Inc.                     ***

10.17   Waiver & First Amendment to Loan & Security
              Agreement dated October 28, 1996                 ****
10.18   Second Amendment to Loan & Security Agreement
              dated November 15, 1996                          ****
10.19   Waiver & Third Amendment to Loan & Security
              Agreement dated August 25, 1997                 *****
10.20   Second Amendment to Warrant Agreement dated
              August 22, 1997                                 *****
11      Statement Re:  Computation of Earnings per Share      *****


      *   Incorporated by Reference from Registrant's SB-2
     ** Incorporated by Reference from the Company's 1994 Form 10-KSB *** Incorporated by Reference from the Company's 1995 Form 10-KSB
   **** Filed Electonically with the Company's Form10Q for the period ended October 31, 1996
  *****   Filed Electronically with the Company's 1997 Form 10-KSB
(b)     Reports on Form 8-K

        None.