Form 10QSB
period 1997-10-31
UNCLE BS BAKERY INC
filed 1997-12-17
CIK 911886

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
             (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 1997
                                 ----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
          For the transition period From              to
                                         ------------    -------------

                Commission file number     0-22556
                                       ----------------

                           Uncle B's Bakery, Inc.
  ------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                  Iowa                               42-1267239
-------------------------------------  -----------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)


                 441 Dubuque Street, Ellsworth, Iowa  50075
                 ------------------------------------------
                  (Address of principal executive offices)

                               (515) 836-4000
                               --------------
                        (Issuer's  telephone number)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court.  Yes       No
                                                     -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
3,656,258 shares as of November 28, 1997.
--------------------------------------------

                                     INDEX
                             UNCLE B'S BAKERY, INC.


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheets -  October 31, 1997 and July 31, 1997

   Condensed Statements of Operations - Three months ended October 31, 1997 and 1996

   Condensed Statements of Cash Flows - Three months ended October 31, 1997 and 1996

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

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
------------------------------

                             UNCLE B'S BAKERY, INC.
                            Condensed Balance Sheets

                                                October 31     July 31
                                                   1997          1997
                                               ------------  ------------
                                               (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                    $         -   $     6,441
  Accounts receivable                            1,056,722     1,023,606
  Inventories-Note 2                               481,513       552,420
  Prepaid expenses                                 107,026       137,873
                                               -----------   -----------
Total current assets                             1,645,261     1,720,340

Property, plant and equipment                   18,496,737    18,246,658
Less accumulated depreciation                    4,123,504     3,874,816
                                               -----------   -----------
  Net property, plant and equipment             14,373,233    14,371,842

Intangible assets and deferred costs, net          473,597       461,858
                                               -----------   -----------

Total assets                                   $16,492,091   $16,554,040
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $ 1,951,602   $ 2,000,631
  Accrued expenses                                 864,534     1,077,274
  Long-term debt due within one year-Note 3     12,253,111    12,065,759
                                               -----------   -----------
Total current liabilities                       15,069,247    15,143,664

Long-term debt due after one year                  669,187       760,187

Stockholders' equity
  Common stock, $.01 par value:  40,000,000
   shares authorized, 3,656,258 shares
   issued and outstanding                           36,563        36,563
  Stock purchase warrants-Note 3                   609,900             -
  Additional paid-in capital                     7,987,701     7,987,701
  Deficit                                       (7,880,507)   (7,374,075)
                                               -----------   -----------
Total stockholders' equity                         753,657       650,189
                                               -----------   -----------

Total liabilities and stockholders' equity     $16,492,091   $16,554,040
                                               ===========   ===========

Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                       Condensed Statements of Operations
                                  (Unaudited)

                                             Three Months Ended October 31
                                            -------------------------------
                                                 1997             1996
                                            ---------------  --------------

Net sales                                       $3,851,599      $6,381,279
Cost of goods sold                               2,483,731       3,935,819
                                                ----------      ----------
  Gross profit                                   1,367,868       2,445,460

Distribution expense                               326,576         561,590
Selling, general and administrative
     expenses                                    1,218,385       1,490,484
                                                ----------      ----------
                                                 1,544,961       2,052,074
                                                ----------      ----------
Income (loss)  from operations                    (177,093)        393,386

Other income (expense):
  Interest expense                                (327,209)       (123,638)
  Other                                             (2,130)         (1,754)
                                                ----------      ----------
                                                  (329,339)       (125,392)
                                                ----------      ----------

Income (loss)  before income taxes                (506,432)        267,994

Income taxes                                             -               -
                                                ----------      ----------

Net income (loss)                               $ (506,432)     $  267,994
                                                ==========      ==========

Net income (loss) per share                         $(0.14)          $0.08

Weighted average number of common
and common equivalent shares outstanding        $3,656,258      $3,545,147
                                                ==========      ==========


See notes to condensed financial statements.

                             UNCLE B'S BAKERY, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months Ended October 31
                                                -------------------------------
                                                     1997             1996
                                                ---------------  --------------

OPERATING ACTIVITIES
  Net income (loss)                                  $(506,432)      $ 267,994
  Depreciation and amortization                        277,727         271,654
  Loss on sale of equipment                                  -          12,100
  Change in operating assets and liabilities          (193,131)        392,902
                                                     ---------       ---------

Net cash provided (used) by
  operating activities                                (421,836)        944,650

INVESTING ACTIVITIES
  Net additions of property, plant
     and equipment                                    (250,080)       (570,678)
  Proceeds from sale of equipment                            -          18,040
  Payments for other assets                            (28,525)              -
                                                     ---------       ---------

Net cash used by investing activities                 (278,605)       (552,638)

FINANCING ACTIVITIES
  Proceeds from revolving note payable                       -          50,000
  Proceeds from long-term debt and warrants            750,000               -
  Decrease in construction fund balance                      -         231,870
  Payments of long-term debt                           (56,000)        (15,518)
                                                     ---------       ---------

Net cash provided by
  financing activities                                 694,000         266,352
                                                     ---------       ---------

Net increase (decrease) in cash
  and cash equivalents                                  (6,441)        658,364

Cash and cash equivalents at beginning
  of period                                              6,441          65,565
                                                     ---------       ---------

Cash and cash equivalents at end
  of period                                          $       -       $ 723,929
                                                     =========       =========


See notes to condensed financial statements

                             UNCLE B'S BAKERY, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                          October 31    July 31
                                             1997         1997
                                           --------     --------
Raw ingredients and packaging              $401,833     $414,266
Finished goods                               79,680      138,154
                                           --------     --------
  Total inventories                        $481,513     $552,420
                                           ========     ========

NOTE 3 - LONG - TERM DEBT AND WARRANTS

In August 1997, the Company obtained an additional term loan with cash proceeds of $750,000. The new term loan bears interest at 3% payable in-kind and is due in August 2002. In connection with this transaction, the Company also issued warrants and repriced certain existing warrants held by the lender. The total cash proceeds received were allocated based on fair value to the new term loan and the related warrants, resulting in a warrant value and equivalent debt discount of $609,900. The related debt discount will be amortized over the loan term.

                             UNCLE B'S BAKERY, INC.

ITEM 2.   Management's Discussion and Analysis:
------------------------------------------------

RESULTS OF OPERATIONS

Net sales decreased 39.6% in the first quarter ended October 31, 1997 to $3,851,599, a decrease of $2,529,680 over the same period of the prior year. Of this net sales decrease, 79.9% was attributed to the mutual cancellation of a food service contract in the third quarter of the prior fiscal year and the balance is mainly due to lower Uncle B's branded product sales. The sales impact on the Company's branded bagels reflects the growing competition in the market place and the results of the Company's selective advertising promotion program which focuses on supporting primarily the more profitable customers.

Gross profit in the first quarter decreased to $1,367,868 from $2,445,460 for
the same period of the prior year.   The decrease in gross profit for the first
quarter reflects lower sales volume and increased manufacturing costs. The manufacturing cost increase was primarily related to higher labor and depreciation costs per case shipped. Gross profit as a percent of net sales in the first quarter was 35.5% versus 38.3% in the same period of the prior year.

Distribution expenses at $326,576 were 8.5% of net sales in the first quarter as compared to 8.8% of net sales in the same period of the prior year.

Selling, general and administrative expenses in the first quarter of 1998 were $1,218,385, a decrease of $272,099 or 18.3%. The decrease reflects reduced salary, advertising, trade allowances, promotion and slotting expenses. The lower salary expense is attributed to the reduction of executive and management salaries and management personnel. Advertising, trade allowances, promotion and slotting expenses decreased 13.5% to $705,762 from $816,310 for the same period of the prior year while net branded sales decreased 14.6% in the current quarter. These expenses as a percent of net branded sales in the first quarter were 18.3% versus 18.1% in the same period of the prior year. Selling, general and administrative expenses as a percentage of net sales were 31.6% versus 23.4% for the same period of the prior year. The primary reason for the increase in this percentage is the mutual cancellation of a food service contract as mentioned above. The revenue generated from this contract had minimal selling, general and administrative expenses compared to the Company's branded products.

Interest expense in the first quarter ended October 31, 1997 increased $203,571 from $123,638 for the same period of the prior year. The principal reason for the increase is due to the fact that there was no interest capitalized for the three months ended October 31, 1997, whereas, in the prior year interest was capitalized due to the plant expansion projects.

As a result of the factors described above, the loss for the first quarter ended October 31, 1997 was $506,432 compared to an income of $267,994 for the same period of the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operations was $421,836 for the three months ended October 31, 1997, compared to cash provided by operations of $944,650 for the same period of the prior year. The net loss and impact of an increase in working capital accounts for this change.

Cash used by investing activities was $278,605 for the three months ended October 31, 1997, a decrease of $274,033 over the same period of the prior year. The primary uses of investment funds were paying for previously ordered equipment related to the plant expansion program which began in the first quarter of fiscal year 1996.

Cash provided by financing activities was $694,000 for the three months ended October 31, 1997, primarily due to the proceeds from long term debt and warrants.

During the first quarter of fiscal 1998, the Company was in violation of certain financial covenants in its loan agreements with the lender, and in November and December 1997 the Company did not make scheduled monthly interest payments to the lender. The Company has experienced losses and resulting cash flow difficulties as a result of the factors described under "Management's Discussion and Analysis - Results of Operations," including the reduction in sales as a result of the mutual cancellation of a substantial food service contract during the third quarter of fiscal 1997.

In December 1997, the Company entered into agreements with its principal lender pursuant to which (a) the lender waived all existing defaults under the credit agreements, (b) the financial covenants were amended by removing existing covenants and substituting a covenant requiring the Company to maintain certain monthly levels of cash flow, and (c) the lender established a new credit facility pursuant to which the Company may borrow up to an additional $1,300,000. Each advance under the new facility is subject to the lender's prior approval. All advances will bear interest at 12%, of which 3% will be payable monthly in arrears and 9% may either be paid monthly or, if not paid, capitalized and paid (with interest on the deferred amount) at maturity. All principal and unpaid interest is due on December 17, 1999.

In order to manage its working capital, the Company has routinely extended payment of certain trade creditors and trade payables beyond standard terms. To date, this practice has not adversely affected the delivery of goods from suppliers. The Company expects to continue extending payment of payables over the near term.

The Company has implemented a number of steps to maintain adequate cash flow as reported in Form 10-KSB for the year ended July 31, 1997. However, during the first quarter these steps did not generate sufficient cash flows to meet the Company's payment obligations. Consequently, the Company has engaged a management consulting firm to review and recommend ways to improve performance and cash flow. As a result, the Company is currently implementing additional steps which include improving manufacturing and direct labor efficiencies along with further reduction in selling expenses, salaried personnel and salaries of corporate officers. The Company has also retained the services of investment banking firms to advise on and explore possible additional approaches to improving the Company's financial situation including possible mergers and acquisitions.

The Company intends to request advances under the new credit facility to meet its working capital needs while it is implementing the recommendations of its management consultant and investment bankers. However, there can be no assurance as to the outcome of the current constraint on the Company's cash flow. Assuming the lender agrees to disburse the proceeds of the new credit facility for this purpose, the Company believes that these proceeds, together with expected cash flow from operations, should be sufficient to meet the Company's liquidity needs for the remainder of fiscal 1998.

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
--------------------------
        None

ITEM 2. CHANGES IN SECURITIES:
------------------------------
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:
----------------------------------------

        (a) As described under Management's Discussion and Analysis - "Liquidity and Sources of Capital," in November and December 1997 the Company did not make scheduled monthly interest payments to its lender. The amount of the November interest payment was $76,703, and the total arrearage at the date of this report is $150,933. The lender has waived all defaults under the credit agreements, and the Company intends to pay the November and December interest payments.

        (b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------
        None

ITEM 5. OTHER INFORMATION:
--------------------------
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
-----------------------------------------
     (a) The following exhibits are included herein:

         11  Statement re: computation of earnings per share

         27  Financial Data Schedule (included in electronic filing only)

     (b) The Company did not file any reports on Form 8-K during the three months ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Uncle B's Bakery, Inc.
                                       -----------------------------------------
                                              (Registrant)



Date     December 17, 1997                     /s/ Wm. Howard McClennan, Jr.
    ---------------------------        -----------------------------------------
                                       Wm. Howard McClennan, Jr.
                                       Chief Financial Officer





Date     December 17, 1997                     /s/ William T. Rose, Jr.
    -----------------------------     ------------------------------------
                                      William T. Rose, Jr.
                                      Chairman and CEO