Form 10QSB
period 1998-01-31
UNCLE BS BAKERY INC
filed 1998-03-17
CIK 911886

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
            (Added by Rel. No. 34-30968, eff. 8/13/92, as amended)

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 1998
                                                -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
      For the transition period From  ___________  to ____________

                         Commission file number 0-22556
                                                -------
                             UNCLE B'S BAKERY, INC.
        (Exact name of small business issuer as specified in its charter)

            IOWA                                                 42-1267239
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                    441 DUBUQUE STREET, ELLSWORTH, IOWA 50075
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (515) 836-4000
                          ----------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]       No  [_]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by the court.  Yes   [_]   No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,656,258 SHARES AS OF FEBRUARY 27 1998.

                                    INDEX
                            UNCLE B'S BAKERY, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed Balance Sheets - January 31, 1998 and July 31, 1997

     Condensed Statements of Operations - Three months ended January 31, 1998 and 1997; Six months ended January 31, 1998 and 1997.

     Condensed Statements of Cash Flows - Six months ended January 31, 1998 and 1997

     Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                            UNCLE B'S BAKERY, INC.
                           CONDENSED BALANCE SHEETS

                                                     JANUARY 31      JULY 31
                                                        1998           1997
                                                    (Unaudited)       (Note)
                                                   -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                       $       --      $      6,441
   Accounts receivable                                1,044,232       1,023,606
   Inventories-Note 2                                   465,132         552,420
   Prepaid expenses                                     173,181         137,873
                                                   ------------    ------------
Total current assets                                  1,682,545       1,720,340

Property, plant and equipment                        18,568,757      18,246,658
Less accumulated depreciation                         4,342,469       3,874,816
                                                   ------------    ------------
   Net property, plant and equipment                 14,226,288      14,371,842

   Intangible assets and deferred costs, net            467,147         461,858
                                                   ------------    ------------

Total assets                                       $ 16,375,980    $ 16,554,040
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  1,741,274    $  2,000,631
   Accrued expenses                                     515,694       1,077,274
   Long-term debt due within one year-Note 3         13,497,686      12,065,759
                                                   ------------    ------------
Total current liabilities                            15,754,654      15,143,664

Long-term debt due after one year                          --           760,187

Stockholders' equity
   Common stock, $.01 par value: 40,000,000
     shares authorized, 3,656,258 shares
     issued and outstanding                              36,563          36,563
   Stock purchase warrants-Note 3                       791,800            --
   Additional paid-in capital                         7,987,701       7,987,701
   Deficit                                           (8,194,738)     (7,374,075)
                                                   ------------    ------------
Total stockholders' equity                              621,326         650,189
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 16,375,980    $ 16,554,040
                                                   ============    ============

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

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JANUARY 31                       JANUARY 31
                                        1998           1997             1998            1997
                                    ------------    ------------    ------------    ------------
Net sales                           $  3,399,781    $  5,589,613    $  7,251,380    $ 11,970,892
Cost of goods sold                     2,103,335       3,565,080       4,587,067       7,500,899
                                    ------------    ------------    ------------    ------------
   Gross profit                        1,296,446       2,024,533       2,664,313       4,469,993

Distribution expense                     286,406         367,016         612,982         928,606
Selling, general and
     administrative expense              974,613       1,519,303       2,192,998       3,009,787
                                    ------------    ------------    ------------    ------------
                                       1,261,019       1,886,319       2,805,980       3,938,393
                                    ------------    ------------    ------------    ------------
Income (loss) from operations             35,427         138,214        (141,667)        531,600

Other income (expense):
   Interest expense                     (343,530)       (134,916)       (670,739)       (258,554)
   Other                                  (6,126)         12,032          (8,256)         10,278
                                    ------------    ------------    ------------    ------------
                                        (349,656)       (122,884)       (678,995)       (248,276)
                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes       (314,229)         15,330        (820,662)        283,324

Income taxes                                --              --              --              --
                                    ------------    ------------    ------------    ------------
Net income (loss)                   $   (314,229)   $     15,330    $   (820,662)   $    283,324
                                    ============    ============    ============    ============

Net income (loss) per share         $      (0.09)   $       0.00    $      (0.22)   $       0.08

Weighted average number of common
    and common equivalent
    shares outstanding                 3,656,258       3,670,605       3,656,258       3,644,987
                                    ============    ============    ============    ============

See notes to condensed financial statements.

                            UNCLE B'S BAKERY, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     SIX MONTHS ENDED JANUARY 31
                                                     ---------------------------
                                                        1998            1997
                                                     -----------    -----------
OPERATING ACTIVITIES
   Net income (loss)                                 $  (820,662)   $   283,324
   Depreciation and amortization                         575,810        544,048
   Loss on sale of equipment                               2,469         14,441
   Change in operating assets and liabilities           (789,584)       190,400
                                                     -----------    -----------

Net cash provided (used) by
   operating activities                               (1,031,967)     1,032,213

INVESTING ACTIVITIES
   Net additions of property, plant
        and equipment                                   (368,048)    (1,745,655)
   Proceeds from sale of equipment                         6,310         32,165
   Payments for other assets                             (39,736)       (14,772)
                                                     -----------    -----------

Net cash used by investing activities                   (401,474)    (1,728,262)

FINANCING ACTIVITIES
   Proceeds from revolving note payable                     --           50,000
   Proceeds from long-term debt and warrants           1,550,000        250,000
   Decrease in construction fund balance                    --          485,067
   Payments of long-term debt                           (123,000)       (81,725)
   Proceeds from sale of common stock                       --          250,000
                                                     -----------    -----------

Net cash provided by
   financing activities                                1,427,000        953,342
                                                     -----------    -----------

Net increase (decrease) in cash
   and cash equivalents                                   (6,441)       257,293

Cash and cash equivalents at beginning
   of period                                               6,441         65,565
                                                     -----------    -----------

Cash and cash equivalents at end
   of period                                         $      --      $   322,858
                                                     ===========    ===========


See notes to condensed financial statements.

                            UNCLE B'S BAKERY, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                           January 31     July 31
                                               1998         1997
                                           ----------     --------
Raw ingredients and packaging                $412,719     $414,266
Finished goods                                 52,413      138,154
                                             --------     --------
   Total inventories                         $465,132     $552,420
                                             ========     ========


NOTE 3 - LONG - TERM DEBT AND WARRANTS

In August 1997, the Company obtained an additional term loan from its principal senior lender with cash proceeds of $750,000. The new term loan bears interest at 3% payable in-kind and is due in August 2002. In connection with this transaction, the Company also issued warrants and repriced certain existing warrants held by the lender. The total cash proceeds received were allocated based on fair value to the new term loan and the related warrants, resulting in a warrant value and equivalent debt discount of $609,900. The related debt discount is amortized over the loan term.

In December 1997, the Company obtained an over-advance note of its revolving credit facility under which the Company may borrow up to an additional $1,300,000. Each advance under the new facility is subject to the lender's prior approval. To date, the Company has drawn $800,000 however, further advances have been denied. All advances will bear interest at 12% of which 3% will be payable monthly in arrears and 9% may either be paid monthly or, at the Company's option, deferred and paid (with interest on the deferred amount) at maturity. All principal and unpaid interest is due December 17, 1999. The Company also repriced certain existing warrants held by the lender which increased the warrant value and related debt discount by $181,900.

                            UNCLE B'S BAKERY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS:

RESULTS OF OPERATIONS

Net sales decreased 39.2% in the second quarter ended January 31, 1998 to $3,399,781, a decrease of $2,189,832 over the same period of the prior year. Almost all of the net sales decrease was attributed to the mutual cancellation of a food service contract in the third quarter of the prior fiscal year. Year to date net sales for the first six months were $7,251,380, a decrease of 39.4% over the same period of the prior year.

Gross profit in the fiscal 1998 second quarter decreased to $1,296,446 from $2,024,533 for the same period of the prior year. The decrease in gross profit for the second quarter reflects lower sales volume. Gross profit as a percent of net sales in the second quarter was 38.1% versus 36.2% in the same period of the prior year. This improvement reflects the impact of the higher margin from the branded product sales, which was a higher portion of the sales mix in fiscal 1998, and cost reduction efforts implemented to lower the Company's break-even point. Gross profit for the first half was $2,664,313 or 36.7% of net sales versus 37.3% for the same period of the prior year.

For the second quarter ended January 31, 1998, distribution expense totaled $286,406 compared to $367,016 in the prior year or 8.4% of net sales versus 6.6% in the prior year. The decrease in distribution expenses is primarily due to decreased warehouse costs resulting from the cancellation of the food service contract described above. Distribution expenses for the six months ended January 31, 1998 were 8.5% of net sales versus 7.8% for the same period of the prior year.

Selling, general and administrative expenses in the second quarter of 1998 were $974,613, a decrease of $544,690 or 35.9% from the same period of the prior year. The decrease reflects reduced salary, travel, advertising, trade allowances and promotions. The lower salary expense is attributed to the reduction of executive and management salaries and management personnel. Advertising, trade allowances, promotion and slotting expenses decreased 40.1% to $526,559 from $879,375 for the same period of the prior year, while net branded sales, which account for the majority of such costs, remained unchanged. The Company has instituted a program of selective advertising and promotional spending that focuses on market penetration and profitability. First half fiscal 1998 selling, general and administrative expenses were $2,192,998, a decrease of $816,789 from the same period of the prior year. The decrease is primarily due to the factors previously mentioned.

Income from operations for the second quarter of 1998 was $35,427, compared to a loss from operations of $177,094 in the first quarter, an improvement of $212,521. This reflects the successful impact of the Company's aggressive cost reduction steps taken as discussed above.

Interest expense in the second quarter ended January 31, 1998 increased $208,614 from $134,916 for the same period of the prior year and interest expense for the six months ended January 31, 1998 was $670,739 versus $258,554 for the same period of the prior year. The principal reason for the increase is due to the fact that there was no interest capitalized for the three and six months ended January 31, 1998, whereas, in the prior year interest was capitalized due to the plant expansion project.

As a result of the factors described above, net loss for the second quarter ended January 31, 1998 was $314,229 compared to a net income of $15,330 for the same period of the prior year. The net loss for the first six months was $820,662 compared to a net income of $283,324 for the same period of the prior year.

LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operating activities was $1,031,967 for the six months ended January 31, 1998, compared to cash provided by operations of $1,032,213 for the same period of the prior year. The net loss and impact of an increase in working capital accounts for this change.

Cash used by investing activities was $401,474 for the six months ended January 31, 1998, a decrease of $1,326,788 over the same period of the prior year. The primary uses of investment funds were paying for completing certain plant projects.

Cash provided by financing activities was $1,427,000 for the six months ended January 31, 1998, primarily representing the proceeds from long term debt and warrants.

In December 1997, the Company entered into agreements with its principal lender pursuant to which (a) the lender waived all existing defaults under the credit agreements, (b) the financial covenants were amended by removing existing covenants and substituting a covenant requiring the Company to maintain certain monthly levels of cash flow, and (c) the lender established a new credit facility pursuant to which the Company may borrow up to an additional $1,300,000. Each advance under the new facility is subject to the lender's prior approval. To date, the Company has drawn $800,000 however, further advances have been denied. All advances will bear interest at 12%, of which 3% will be payable monthly in arrears and 9% may either be paid monthly or, if not paid, deferred and paid (with interest on the deferred amount) at maturity. All principal and unpaid interest is due on December 17, 1999. Through February 1998 the Company has complied with the defined cash flow covenants as set forth by the lender.

The Company did not make a scheduled monthly interest payment to the lender for January and February 1998 accrued interest. The Company has experienced losses and resulting cash flow difficulties as a result of the factors described under "Management's Discussion and Analysis - Results of Operations," including the reduction in sales as a result of the mutual cancellation of a substantial food service contract during the third quarter of fiscal 1997.

In order to manage its working capital, the Company has routinely extended payment of certain trade creditors and trade payables beyond standard terms. To date, this practice has not adversely affected the delivery of goods from suppliers. The Company expects to continue the practice of extending payment of payables over the near term. However, the Company projects it will able to reduce the aging of past due payables over the balance of the fiscal year.

The Company has implemented a number of steps to maintain adequate cash flow as reported in Form 10-KSB for the year ended July 31, 1997. The Company has engaged a management consulting firm to review and recommend ways to improve performance and cash flow. As a result, the Company is continuing to implement additional steps which include improving manufacturing and direct labor efficiencies along with further reduction in selling expenses, salaried personnel and salaries of corporate officers. The Company has also retained the services of investment banking firms to advise on and explore possible additional approaches to improving the Company's financial situation including possible mergers and acquisitions.

As mentioned above, the Company has engaged a management consulting firm and has implemented a number of actions to assist in improving profitability and cash flow. The Company and the consultant are presently evaluating various possible alternatives to maximize the use and value of the Company's capital and other assets. This review, when complete, could result in the sale and/or possible write down of certain assets. If necessary, appropriate adjustments to long-lived assets in accordance with FASB Statement 121, or any other necessary accounting adjustments, would be recognized upon completion of the review.

There can be no assurance as to the outcome of the current constraint on the Company's cash flow. The last two advance requests under the over advance note have been denied. The Company believes that while cash flow will be constrained, it expects it should be sufficient to meet the Company's liquidity needs except for monthly interest payments for the remainder of fiscal 1998. At this time the Company does not intend to make any further interest payments during the fiscal year. The liquidity needs include trade obligations being paid on extended payment terms as noted above.

PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

          None

ITEM 2.   CHANGES IN SECURITIES:

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

          As described under Management's Discussion and Analysis "Liquidity and Sources of Capital," in January and February 1998 the Company did not make scheduled monthly interest payments to its lender. The amount of the January interest payment was $78,667, and the total arrearage at the date of this report is $149,827.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          None

ITEM 5.   OTHER INFORMATION:

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  The following exhibits are included herein:

          10.21 Waiver and Fourth Amendment to Loan and Security Agreement with Creditanstalt American Corporation, dated December 17, 1997.

          10.22 Third Amendment to Warrant Agreement, dated December 17, 1997.

          10.23 Over Advance Agreement, dated December 17, 1997

          11    Statement re: computation of earnings per share

          27    Financial Data Schedule (included in electronic filing only)

     (b) The Company did not file any reports on Form 8-K during the six months ended January 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNCLE B'S BAKERY, INC.
                                       -------------------------------------
                                                     (Registrant)




Date      MARCH 17, 1998                    /S/ WM. HOWARD MCCLENNAN, JR.
     -------------------------         -----------------------------------------
                                       Wm. Howard McClennan, Jr.
                                       Chief Financial Officer







Date      MARCH 17, 1998                    /S/ WILLIAM T. ROSE, JR.
     -------------------------         -----------------------------------------
                                       William T. Rose, Jr.
                                       Chairman and CEO