Form 10QSB
period 1998-04-30
UNCLE BS BAKERY INC
filed 1998-06-15
CIK 911886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT
             (ADDED BY REL. NO. 34-30968, EFF. 8/13/92, AS AMENDED)

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period From ________________ to _______________
                  Commission file number    0-22556
                                         ---------------

                             Uncle B's Bakery, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Iowa                                    42-1267239
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court. Yes         No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,656,258 shares as of May 29, 1998.
                                         -----------------------------------

                                      INDEX
                             UNCLE B'S BAKERY, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Balance Sheets - April 30, 1998 and July 31, 1997

       Condensed Statements of Operations - Three months ended April 30, 1998 and 1997; Nine months ended April 30, 1998 and 1997.

       Condensed Statements of Cash Flows - Nine months ended April 30, 1998 and 1997

       Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                             UNCLE B'S BAKERY, INC.
                            CONDENSED BALANCE SHEETS

                                                    APRIL 30          JULY 31
                                                      1998             1997
                                                   (Unaudited)        (Note)
                                                   ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                     $     45,033    $      6,441
     Accounts receivable                              1,009,239       1,023,606
     Inventories-Note 2                                 694,278         552,420
     Prepaid expenses                                   301,219         137,873
                                                   ------------    ------------
Total current assets                                  2,049,769       1,720,340

Property, plant and equipment                        18,527,522      18,246,658
Less accumulated depreciation                         4,599,317       3,874,816
                                                   ------------    ------------
     Net property, plant and equipment               13,928,205      14,371,842

Intangible assets and deferred costs, net               453,866         461,858
                                                   ------------    ------------

Total assets                                       $ 16,431,840    $ 16,554,040
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $  1,430,368    $  2,000,631
     Accrued expenses                                   921,343       1,077,274
     Long-term debt due within one year-Note 3       12,806,808      12,065,759
                                                   ------------    ------------
Total current liabilities                            15,158,519      15,143,664

Long-term debt due after one year                       697,187         760,187

Stockholders' equity
     Common stock, $.01 par value:                   40,000,000
       shares authorized, 3,656,258 shares
       issued and outstanding                            36,563          36,563
     Stock purchase warrants-Note 3                     791,800            --
     Additional paid-in capital                       7,987,701       7,987,701
     Deficit                                         (8,239,930)     (7,374,075)
                                                   ------------    ------------
Total stockholders' equity                              576,134         650,189
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 16,431,840    $ 16,554,040
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

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                              APRIL 30                        APRIL 30
                                        1998            1997            1998             1997
                                    ------------    ------------    ------------    ------------
Net sales                           $  3,477,430    $  5,330,566    $ 10,728,810    $ 17,301,458
Cost of goods sold                     1,990,432       3,752,128       6,577,498      11,253,027
                                    ------------    ------------    ------------    ------------
Gross profit                           1,486,998       1,578,438       4,151,312       6,048,431

Distribution expense                     265,793         384,401         878,775       1,313,007
Selling, general and
     administrative expense              915,388       1,441,795       3,108,386       4,451,582
                                       1,181,181       1,826,196       3,987,161       5,764,589
                                    ------------    ------------    ------------    ------------
Income (loss) from operations            305,817        (247,758)        164,151         283,842

Other income (expense):
     Interest expense                   (348,866)       (136,736)     (1,019,605)       (395,290)
     Other                                (2,144)          7,139         (10,400)         17,417
                                    ------------    ------------    ------------    ------------
                                        (351,010)       (129,597)     (1,030,005)       (377,873)
                                    ------------    ------------    ------------    ------------

Loss before income taxes                 (45,193)       (377,355)       (865,854)        (94,031)

Income taxes                                --              --              --              --
                                    ------------    ------------    ------------    ------------

Net loss                            $    (45,193)   $   (377,355)   $   (865,854)   $    (94,031)
                                    ============    ============    ============    ============

Net loss per share                  $      (0.01)   $      (0.10)   $      (0.24)   $      (0.03)

Weighted average number of common
     and common equivalent
     shares outstanding                3,656,258       3,656,258       3,656,258       3,613,116
                                    ============    ============    ============    ============

See notes to condensed financial statements.

                             UNCLE B'S BAKERY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  NINE MONTHS ENDED APRIL 30
                                                  --------------------------
                                                     1998            1997
                                                  -----------    -----------

OPERATING ACTIVITIES
     Net loss                                     $  (865,854)   $   (94,031)
     Depreciation and amortization                    888,913        819,644
     Loss on sale of equipment                          2,469         14,441
     Change in operating assets and liabilities    (1,017,032)     1,067,707
                                                  -----------    -----------

Net cash provided (used) by
     operating activities                            (991,504)     1,807,761

INVESTING ACTIVITIES
     Net additions of property, plant
          and equipment                              (326,812)    (2,718,135)
     Proceeds from sale of equipment                    6,310         32,165
     Payments for other assets                        (44,902)       (14,772)
                                                  -----------    -----------

Net cash used by investing activities                (365,404)    (2,700,742)

FINANCING ACTIVITIES
     Proceeds from revolving note payable                --           50,000
     Proceeds from long-term debt and warrants      1,550,000        250,000
     Decrease in construction fund balance               --          691,120
     Payments of long-term debt                      (154,500)       (81,725)
     Proceeds from sale of common stock                  --          250,000
                                                  -----------    -----------

Net cash provided by
     financing activities                           1,395,500      1,159,395
                                                  -----------    -----------

Net increase in cash
     and cash equivalents                              38,592        266,414

Cash and cash equivalents at beginning
     of period                                          6,441         65,565
                                                  -----------    -----------

Cash and cash equivalents at end
     of period                                    $    45,033    $   331,979
                                                  ===========    ===========


See notes to condensed financial statements.

                             UNCLE B'S BAKERY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                April 30            July 31
                                                  1998                1997
                                                --------            --------
Raw ingredients and packaging                   $424,401            $414,266
Finished goods                                   269,877             138,154
                                                --------            --------
     Total inventories                          $694,278            $552,420
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

The Company is currently in default of all debt with its principal lender. See further discussion under "Management's Discussion and Analysis - Liquidity and Sources of Capital."

                             UNCLE B'S BAKERY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS:

RESULTS OF OPERATIONS

Net sales decreased 34.8% in the third quarter ended April 30, 1998 to $3,477,430, a decrease of $1,853,136 over the same period of the prior year. Net sales for the first nine months were $10,728,810, a decrease of 38.0% over the same period of the prior year. Most of the quarterly and nine month net sales decrease was attributed to the mutual cancellation of a food service contract at the end of the third quarter of the prior fiscal year.

Gross profit as a percent of net sales in the third quarter was 42.8% versus 29.6% in the same period of the prior year. The increase in gross profit as a percent of net sales reflects the impact of the higher margin from the branded product sales, which were a higher portion of the sales mix in fiscal 1998, and the manufacturing cost reduction programs implemented during fiscal 1998 to lower the Company's break-even point. Manufacturing cost reduction measures have included employee layoffs, decreased management salaries and personnel along with improved manufacturing efficiencies. However, due to the lower sales volume, gross profit decreased to $1,486,998 from $1,578,438 for the same period of the prior year. Gross profit for the first nine months was $4,151,312, or 38.7% of net sales, versus 35.0% for the same period of the prior year.

For the third quarter ended April 30, 1998, distribution expense totaled $265,793 or 7.6% of net sales versus 7.2% in the prior year. Distribution expense for the nine months ended April 30, 1998 was 8.2% of net sales versus 7.6% for the same period of the prior year.

Selling, general and administrative expenses in the third quarter of 1998 were $915,388, a decrease of $526,407 or 36.5% from the same period of the prior year. The decrease reflects reduced salaries, travel, advertising, trade allowance, and promotions. The lower salary expense is attributed to the reduction of executive and management salaries and decreased numbers of management personnel. Advertising, trade allowance, promotion and slotting expense decreased 38.0% to $482,543 from $777,669 for the same period of the prior year, while net branded sales, which account for the majority of such costs, remained essentially unchanged. The Company has instituted a program of selective advertising and promotional spending that focuses on market penetration and profitability. In the first nine months, selling, general and administrative expenses were $3,108,386, a decrease of $1,343,196 from the same period of the prior year.

For the third quarter ended April 30, 1998, income from operations was $305,817 as compared to a loss from operations over the same period of the prior year of $66,519 (which excluded an inventory adjustment of $181,239 related to the food service contract.) Income from operations for the third quarter of 1998 also improved $270,390 from the $35,427 income from operations in the second quarter of fiscal 1998. This reflects the continued impact of the Company's aggressive cost reduction steps. The improvement was accomplished with sales being approximately the same as the second quarter of the current fiscal year. However, these results are not necessarily indicative of the results that may be expected in the future, especially in light of the fact we are entering into the summer months and the consumer preference is mainly for hot dog and hamburger rolls rather than bagels.

Interest expense in the third quarter ended April 30, 1998 increased $212,130 from $136,736 for the same period of the prior year and interest expense for the nine months ended April 30, 1998 was $1,019,605 versus $395,290 for the same period of the prior year. The principal reason for the increase is due to the fact that there was no interest capitalized for the three and nine months ended April 30, 1998, whereas, in the prior year interest was capitalized due to the plant expansion project.

As a result of the factors described above, net loss for the third quarter ended April 30, 1998 was $45,193 compared to a net loss of $377,355 for the same period of the prior year. The net loss for the first nine months was $865,854 compared to a net loss of $94,031 for the same period of the prior year.


LIQUIDITY AND SOURCES OF CAPITAL

Cash used by operating activities was $991,504 for the nine months ended April 30, 1998, compared to cash provided by operating activities of $1,807,761 for the same period of the prior year. The net loss and impact of an increase in working capital accounts for this change.

Cash used by investing activities was $365,404 for the nine months ended April 30, 1998, a decrease of $2,335,338 over the same period of the prior year. The primary uses of investment funds was payment for completing certain plant projects.

Cash provided by financing activities was $1,395,500 for the nine months ended April 30, 1998, primarily representing the proceeds from long term debt and warrants.

In December 1997, the Company entered into agreements with its principal lender pursuant to which (a) the lender waived all existing defaults under the credit agreements, (b) the financial covenants were amended by removing existing covenants and substituting a covenant requiring the Company to maintain certain monthly levels of cash flow, and (c) the lender established a new credit facility pursuant to which the Company may borrow up to an additional $1,300,000. Each advance under the new facility is subject to the lender's prior approval. To date, the Company has drawn $800,000. However, all advances requested since January 1998 have been denied. All advances bear interest at 12%, of which 3% is payable monthly in arrears and 9% may either be paid monthly or, if not paid, deferred and paid (with interest on the deferred amount) at maturity. All principal and unpaid interest is due on December 17, 1999. Through April 1998 the Company has complied with the defined cash flow covenants as set forth by the lender.

The Company has not made scheduled monthly interest payments to the lender for the period January through May 1998. The Company has experienced losses and resulting cash flow difficulties which are a result of the factors described under "Management's Discussion and Analysis - Results of Operations," primarily the reduction in sales as a result of the mutual cancellation of a substantial food service contract during the third quarter of fiscal 1997.

In order to manage its working capital, the Company has routinely extended payment of certain trade creditors and trade payables beyond standard terms. To date, this practice has not adversely affected the delivery of goods from suppliers. The Company expects to continue the practice of extending payment of payables over the near term. In the third quarter of fiscal 1998 the Company did not extend the payment terms for its major suppliers.

The Company has implemented a number of steps to maintain adequate cash flow as reported in Form 10-KSB for the year ended July 31, 1997. The Company has engaged a management consulting firm to review and recommend ways to improve performance and cash flow. As a result, the Company has implemented a number of measures to improve manufacturing, operating direct labor efficiencies, and to reduce selling expenses, salaried personnel and salaries of corporate officers. These measures have significantly reduced the Company's operating costs and improved its cash flow, as noted under "Results of Operations." The Company continues to evaluate and implement, where economically feasible, additional programs to reduce costs. The Company also continues to work with its consultants on exploring possible additional approaches to improving the Company's financial situation including possible mergers and acquisitions.

The Company and its management consultant also are continuing to evaluate various possible alternatives to maximize the use and value of the Company's capital and other assets. This review, when complete, could result in the sale and/or write down of certain assets. If necessary, appropriate adjustments to long-lived assets in accordance with FASB Statement 121, or any other necessary accounting adjustments, would be recognized upon completion of the review which is anticipated to be completed in the fourth quarter of fiscal 1998.

There can be no assurance as to the outcome of the current constraint on the Company's cash flow. All advance requests since January 1998 under the over advance note have been denied. The Company believes in the fourth quarter of fiscal 1998 that cash flow will be more constrained due to lower sales volume (seasonality) and increased promotion expenses, but should be sufficient to allow the Company's liquidity needs to be met except for monthly interest payments. At this time the Company does not intend to make any further interest payments to its pricipal lender during the current fiscal year. The liquidity needs include trade obligations continuing to be paid on extended payment terms as noted above during the fourth quarter of fiscal 1998.

On May 19, 1998, the Company's lender gave written notice that the Company was in default of its loan payments and that it would pursue its legal remedies and the lender has demanded payment for all amounts due under the loan agreement. To date, the lender has not attempted to implement any of its legal remedies, but there can be no assurance it will not do so in the future.

The Company realizes that its capital structure must change and is discussing possible approaches with its current lender. The outcome of these discussions cannot be predicted at this time. The Company continues to evaluate and, where appropriate, pursue other alternatives to restructure its debt, either with the current lender or another group. However, there can be no assurance that the Company will be successful in its efforts.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:
        None

ITEM 2. CHANGES IN SECURITIES:
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        As described under "Management's Discussion and Analysis - Liquidity and Sources of Capital," in the period January through May 1998 the Company did not make scheduled monthly interest payments to its lender, and the lender has demanded payment of all amounts due under the loan documents. The total interest arrearage at the date of this report is $483,740.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        None

ITEM 5. OTHER INFORMATION:
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        (a)     The following exhibits are included herein:

            11  Statement re: computation of earnings per share

            27  Financial Data Schedule (included in electronic filing only)

        (b) The Company did not file any reports on Form 8-K during the nine months ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Uncle B's Bakery, Inc.
                                         ---------------------------------------
                                                       (Registrant)




Date    June 15, 1998                         /s/Wm. Howard McClennan, Jr.
    ----------------------------         ---------------------------------------
                                         Wm. Howard McClennan, Jr.
                                         Chief Financial Officer







Date     June 15, 1998                        /s/William T. Rose, Jr.
    ----------------------------         ---------------------------------------
                                         William T. Rose, Jr.
                                         Chairman and CEO